Form 10-K405
period 1995-12-31
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1996-03-27
CIK 947779

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

(MARK ONE)
  /X/                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                              OR
  / /                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM            TO

                           COMMISSION FILE NUMBER: 000-20555

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       73-1455707
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

            ONE WILLIAMS CENTER
              TULSA, OKLAHOMA                                      74172
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

                         Registrant's Telephone Number:
                                 (918) 588-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     None of the registrant's voting stock is held by nonaffiliates.

     The number of shares of the registrant's Common Stock outstanding at March 25, 1996, was 1,000 shares, all of which are owned by The Williams Companies, Inc.

     The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Williams Holdings of Delaware, Inc. (the "Company"), was incorporated under the laws of the State of Delaware in July 1994. The principal executive offices of the Company are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone (918) 588-2000). Unless the context otherwise requires, references to the Company herein include subsidiaries of the Company. The Company is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

     Except as noted below, virtually all of the Company's assets have been transferred to the Company by Williams since January 1, 1995, and were previously operated by subsidiaries of Williams. Williams acquired Williams Pipe Line Company in 1966. Williams acquired the original gathering, processing and production properties operated by Williams Field Services Company in 1983. Williams acquired the original equipment business of Williams Telecommunications Systems, Inc. in 1991. Other assets transferred to the Company by Williams have also been operated by Williams' subsidiaries for various periods of time, as described herein.

     In the third quarter of 1994, the Company entered into an agreement to sell its telecommunications network services operations. The transaction was completed on January 5, 1995. See Note 3 of Notes to Consolidated Financial Statements.

     On January 18, 1995, Williams acquired 60 percent of Transco Energy Company ("Transco"), in a cash tender offer. The remaining 40 percent of Transco's stock was acquired through a merger, effective May 1, 1995. Also effective May 1, 1995, Williams transferred to the Company certain natural gas gathering, processing and marketing assets, as well as certain other assets, previously owned by Transco. The consolidated financial statements of the Company and financial and operating information include the results of operations for these assets from January 18, 1995. The Company has sold or liquidated certain assets received from Transco. The largest of these assets, Transco Coal Company, was sold in June 1995 for $65 million in cash and up to $23 million in preferred stock of the purchaser. See Note 2 of Notes to Consolidated Financial Statements.

     On December 28, 1995, a subsidiary of the Company purchased the BOk Tower, an approximate 1.1 million square foot commercial office building located in Tulsa, Oklahoma. The building serves as headquarters for Williams and its subsidiaries, including the Company. Williams and certain of its subsidiaries currently occupy approximately 48 percent of the building. In connection with the purchase, the Company assumed intercompany debt payable to Williams of approximately $60 million.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplemental Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company, through subsidiaries, is engaged in natural gas gathering, processing and production, the transportation of crude oil and petroleum products, natural gas trading activities, natural gas liquids marketing and provides a variety of other products and services to the energy industry. The Company's telecommunications subsidiaries offer data, voice and video-related products and services and customer premise equipment nationwide. The Company also has certain other equity investments. See Note 4 of Notes to Consolidated Financial Statements.

     Substantially all of the Company's operations are conducted through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative and other services for the Company and its subsidiaries. The Company's principal sources of cash are from external financings, dividends and advances from its subsidiaries, advances from Williams, investments and interest payments from subsidiaries and Williams on cash advances. The amount of dividends available to the Company from subsidiaries largely depends on each subsidiary's earnings and capital requirements. Terms of one subsidiary's borrowing arrangements limit the transfer of funds to the Company. See Note 12 of Notes to Consolidated Financial Statements.

                                     ENERGY

WILLIAMS FIELD SERVICES GROUP, INC. (WILLIAMS FIELD SERVICES)

     Williams Field Services, through subsidiaries, owns and/or operates both regulated and nonregulated natural gas gathering and processing facilities and owns and operates natural gas leasehold properties. In 1995 and 1994, gathering and processing activities represented 98 percent and 89 percent, respectively, of Williams Field Services' operating profit. Natural gas production represented the balance.

     In 1995, Williams Field Services completed an expansion of its Manzanares coal seam gas gathering systems in northwestern New Mexico increasing capacity of the systems to over 1 Bcf* of gas per day. A plant expansion in the Wamsutter field of south-central Wyoming completed in the fourth quarter of 1995 increased the capacity of this field to 240 MMcf of gas per day. Also in 1995, Williams Field Services completed the construction of a 75 MMcf of gas per day processing plant in the Oklahoma Panhandle.

     Effective May 1, 1995, Williams transferred to Williams Field Services the operation of certain production area transmission assets and certain gathering and processing assets which Williams had acquired as of such date from Transco. The production area transmission assets consist of approximately 3,500 miles of pipeline located in gas producing areas offshore and onshore in Texas and Louisiana which are currently classified by the Federal Energy Regulatory Commission ("FERC") as interstate transmission lines. The gathering assets consist of nonjurisdictional and intrastate gas gathering lines located offshore and onshore in Texas. Such facilities consist of approximately 28 miles of gathering pipelines. The processing assets consist of two natural gas processing facilities. The first is a 50 percent joint ownership interest in a processing facility with a 500 MMcf per day capacity located in southwestern Louisiana and the second is a 50 percent partnership interest in a 60 MMcf per day cryogenic extraction facility located in south Texas.

     In June 1995, Williams Field Services acquired the natural gas gathering and processing assets of Public Service Company of New Mexico located in the San Juan and Permian Basins of New Mexico for $154 million. Williams Field Services immediately thereafter sold the southeastern New Mexico portion of the acquired assets for $14.2 million. The assets retained consist of approximately 1,400 miles of gathering pipelines and three gas processing plants which have an aggregate daily inlet capacity of 300 MMcf of gas.

     In the fourth quarter of 1995, the development of a commercial coal gasification venture in Wyoming was canceled. Reclamation of the site in coordination with various governmental agencies is underway. See Note 5 of Notes to Consolidated Financial Statements.

     Williams Field Services' first nonregulated merchant power plant is scheduled to begin operation in New Mexico in 1996. The $53 million 62-megawatt facility, powered by coal seam gas, will produce electricity which will be sold under a long-term contract. Other areas on Williams Field Services' system hold the potential for similar cogeneration investments.

---------------

* The term "Mcf " means thousand cubic feet, "MMcf " means million cubic feet and "Bcf " means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units.

  Gathering and Processing

     Williams Field Services, through subsidiaries, owns and operates natural gas gathering and processing facilities located in the San Juan Basin in northwestern New Mexico and southwestern Colorado, southwestern Wyoming, the Rocky Mountains of Utah and Colorado, northwest Oklahoma, Louisiana and areas offshore and onshore in Texas. Williams Field Services, through subsidiaries, also operates natural gas gathering and processing facilities located in the Texas Panhandle and the Hugoton Basin in northwest Oklahoma and southwest Kansas which are owned by Williams Natural Gas, an affiliated company, and natural gas gathering and processing facilities located both onshore and offshore in Texas and Louisiana, which are also owned by an affiliated company. The facilities operated for affiliates are the subject of applications for orders permitting abandonment so the facilities can be transferred to Williams Field Services. Gathering services provided include the gathering of gas and the treating of coal seam gas. The operating information below does not include operations for facilities currently owned by affiliates but operated by Williams Field Services.

     Customers and Operations. Facilities owned and operated by Williams Field Services consist of approximately 6,000 miles of gathering pipelines, six gas treating plants and 14 gas processing plants (five of which are partially owned) which have an aggregate daily inlet capacity of 4.9 Bcf of gas. Gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 1995, Williams Field Services gathered natural gas for 116 customers. The three largest gathering customers accounted for approximately 26 percent, 15 percent and 11 percent of total gathered volumes. During 1995, natural gas was processed for a total of 108 customers. The three largest customers accounted for approximately 26 percent, 12 percent and 11 percent, respectively, of total processed volumes. No other customer accounted for more than 10 percent of gathered or processed volumes. Williams Field Services' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Williams Field Services.

     Liquids extracted at the processing plants are ethane, propane, butane and natural gasoline. During 1995, liquid products were sold to a total of 52 customers under short-term contracts. The four largest customers accounted for approximately 32 percent, 18 percent, 16 percent and 15 percent, respectively, of total liquid products volumes sold. No other customer accounted for more than 10 percent of volumes sold.

     Operating Statistics. The following table summarizes gathering, processing and natural gas liquid volumes for the periods indicated:

                                                                     1995      1994     1993
                                                                     -----     ----     ----
    Gas volumes (TBtu, except where noted):
      Gathering....................................................    810     679      588
      Processing...................................................    406     392      323
      Natural gas liquid sales (millions of gallons)...............    297     281      295

  Production

     Williams Field Services, through a subsidiary, owns and operates producing gas leasehold properties in Colorado, Louisiana, New Mexico, Utah and Wyoming.

     Gas Reserves. As of December 31, 1995, 1994 and 1993, Williams Field Services had proved developed natural gas reserves of 292 Bcf, 269 Bcf and 229 Bcf, respectively, and proved undeveloped reserves of 222 Bcf, 220 Bcf and 319 Bcf, respectively. Of Williams Field Services' total proved reserves, 96 percent are located in the San Juan Basin of Colorado and New Mexico. As discussed below, Williams Field Services conveyed gas reserves to the Williams Coal Seam Gas Royalty Trust in 1993. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. As of December 31, 1995, the gross and net developed leasehold acres owned by Williams Field Services totaled 261,973 and 107,046, respectively, and the gross and net undeveloped acres owned were 152,977 and 44,296, respectively. As of such date, Williams Field Services owned interests in 2,795 gross producing wells (496 net) on its leasehold lands. The following table summarizes drilling activity for the periods indicated:

                                                                              DEVELOPMENT
                                                                            ---------------
       COMPLETED                                                            GROSS      NET
         DURING                                                             WELLS     WELLS
      -----------                                                           -----     -----
      1995................................................................    61        22
      1994................................................................    66        19
      1993................................................................    39         5

     The majority of Williams Field Services' gas production is currently being sold in the spot market at market prices. Total net production sold during 1995, 1994 and 1993 was 25.9 TBtu, 22.6 TBtu and 16.3 TBtu, respectively. The average production costs per MMBtu of gas produced were $.14, $.14 and $.17 in 1995, 1994 and 1993, respectively. The average sales price per MMBtu was $.88, $1.21 and $1.44, respectively, for the same periods.

     In 1993, Williams Field Services conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Trust Units were subsequently sold to the public by Williams in an underwritten public offering. The Company holds 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Proved developed coal seam gas reserves at December 31, 1995, attributed to the properties conveyed were 163 Bcf. Production information reported herein includes Williams Field Services' interest in such Units.

  Regulatory Matters

     Historically, an issue has existed as to whether FERC has authority under the Natural Gas Act of 1938 to regulate gathering and processing prices and services. During 1994, after reviewing its legal authority in a Public Comment Proceeding, FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline affiliated gathering and processing companies are outside its authority under the Natural Gas Act. Orders issued in 1994 which implement FERC's conclusion that it lacks jurisdiction have been appealed to the United States Court of Appeals for the District of Columbia Circuit. Williams Field Services cannot predict the ultimate outcome of these proceedings.

     As a result of these FERC decisions, several of the individual states in which Williams Field Services operates may consider whether to impose regulatory requirements on gathering companies. No state currently regulates Williams Field Services' gathering or processing rates or services.

  Competition

     Williams Field Services competes for gathering and processing business with interstate and intrastate pipelines, producers and independent gatherers and processors. Numerous factors impact any given customer's choice of a gathering or processing services provider, including rate, term, timeliness of well connections, pressure obligations and the willingness of the provider to process for either a fee or for liquids taken in-kind.

  Ownership of Property

     Williams Field Services' gathering and processing facilities are owned in fee. Gathering systems are constructed and maintained pursuant to rights-of-way, easements, permits, licenses and consents on and across properties owned by others. The compressor stations and gas processing and treating facilities are located in whole or in part on lands owned by Williams Field Services or on sites held under leases or permits issued or approved by public authorities.

  Environmental Matters

     Williams Field Services is subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Field Services' operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Field Services.

WILLIAMS ENERGY SERVICES COMPANY (WESCO)

     WESCO, through subsidiaries, offers a full range of products and services to energy markets throughout North America. WESCO's core business includes natural gas and energy commodity trading activities, energy-related risk management products and services and computer-based information products. WESCO was incorporated in 1993. See Note 13 of Notes to Consolidated Financial Statements.

  Trading Activities and Services

     In addition to its own natural gas trading operations, WESCO conducts certain natural gas trading operations formerly conducted by a subsidiary of Transco as well as third-party trading activities managed by an affiliate. WESCO trades natural gas throughout North America, primarily serving local distribution company markets in the eastern and midwestern United States. The Operating Statistics presented below, for periods prior to 1995, represent previously existing financial trading services conducted by Williams' subsidiaries, coupled with third-party trading services provided by an affiliate and do not include operations previously conducted by the Transco subsidiary.

     WESCO serves a customer base of approximately 700 companies across its natural gas trading operations, with net revenues derived primarily from sales to local distribution companies, other gas marketers and certain end-users. WESCO's gas trading activities are conducted on both interstate and intrastate pipelines, with most sales activity coordinated with transportation along pipeline systems owned by Williams.

     WESCO offers financial instruments and derivatives to producers and consumers of energy as well as to financial entities participating in energy price-risk management. WESCO also enters into energy-related financial instruments to manage market price fluctuations. The customer base for these activities is comprised of other gas marketing and trading companies, energy-based entities and brokers trading in energy commodities.

  Information Products

     In 1995, WESCO marketed various computer-based trading and trader-match services including Chalkboard, an electronic trader-match system for buyers and sellers of liquid fuels, crude oil and refined products; Streamline, a physical cash forward gas trading system located at seven U.S. hubs; and Capacity Central, a natural gas pipeline capacity information system. These products are utilized primarily by a customer base of approximately 200 energy-based companies under short-term service commitments. The information products architecture was developed in 1993 and introduced to the marketplace in 1994. These activities have not been profitable to date as costs of establishing marketing liquidity and product usage still outpace the returns from this developing market.

     Effective January 1, 1996, Streamline and Capacity Central were contributed to a limited liability company along with the energy-related information services of a PanEnergy Corp. subsidiary. The new entity, Altra Energy Technologies, L.L.C., is owned equally by WESCO and PanEnergy.

  Operating Statistics (dollars in millions, volumes in TBtu)

                                                                   1995      1994     1993
                                                                   -----     ----     ----
    Operating profit.............................................  $30.0     $ .5     $7.9
    Natural gas physical trading.................................    501      148      152

  Producer Services

     WESCO also arranges and provides various financial products and other energy-related financing to oil and gas producers, enabling joint participation in reserve acquisitions, development and monetization.

  Regulatory Matters

     Management believes that WESCO's natural gas trading activities are conducted in substantial compliance with the marketing affiliate rules of FERC Order 497. Order 497 imposes certain nondiscrimination, disclosure and separation requirements upon interstate natural gas pipelines with respect to their natural gas trading affiliates. WESCO has taken steps to ensure it does not share employees with affiliated interstate natural gas pipelines and does not receive information from such affiliates that is not also available to unaffiliated natural gas trading companies.

  Competition

     WESCO's gas trading operations are in direct competition with large independent gas marketers, marketing affiliates of regulated pipelines and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

  Ownership of Property

     The primary assets of WESCO are its term contracts, employees and related technological support. Costs to develop the information products and certain trading systems have been capitalized.

  Environmental Matters

     WESCO is subject to federal, state and local laws and regulations relating to the environmental aspects of its business. Management believes that WESCO is in substantial compliance with existing environmental legal requirements for its business. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of WESCO.

WILLIAMS PIPE LINE COMPANY (WILLIAMS PIPE LINE)

     Williams Pipe Line operates a crude oil and petroleum products pipeline system which covers an 11-state area extending from Oklahoma in the south to North Dakota and Minnesota in the north and Illinois in the east. The system is operated as a common carrier offering transportation and terminalling services on a nondiscriminatory basis under published tariffs. The system transports refined products, LP-gases, lube extracted fuel oil and crude oil.

  Shippers and Pipeline System

     At December 31, 1995, the system traversed approximately 7,000 miles of right-of-way and included over 9,200 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 82 pumping stations, 23 million barrels of storage capacity and 47 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank cars. The maximum number of barrels which the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Since the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated.

     The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                             1995        1994        1993
                                                            -------     -------     -------
    Shipments (thousands of barrels):
      Refined products:
         Gasolines........................................  125,060     120,682     109,841
         Distillates......................................   61,238      61,129      51,508
         Aviation fuels...................................   12,535       9,523      11,123
      LP-Gases............................................   12,839      10,849       9,778
      Lube extracted fuel oil.............................    4,462           0           0
      Crude oil...........................................      860       1,062       3,388
                                                            -------     -------     -------
              Total shipments.............................  216,994     203,245     185,638
                                                            =======     =======     =======
      Daily average (thousands of barrels)................      595         557         509
      Average haul (miles)................................      269         284         279
      Barrel miles (millions).............................   58,326      57,631      51,821
    Revenues (millions):
      Transportation......................................  $ 177.0     $ 168.0     $ 153.0
      Nontransportation...................................     65.7        41.7        26.3
                                                            -------     -------     -------
              Total revenues..............................  $ 242.7     $ 209.7     $ 179.3
                                                            =======     =======     =======
      Average transportation revenue per barrel...........     $.82        $.83        $.82

     Williams Pipe Line began moving a new lube extracted fuel oil product in 1995 from an Oklahoma refinery to Toledo, Ohio, through a joint movement with other carriers. Volume movements approximate 28 thousand barrels per day.

     In 1995, 73 shippers transported volumes through the system. The seven largest shippers accounted for 54 percent of transportation revenues. The highest transportation revenue-producing shipper accounted for approximately 11 percent of transportation revenues in 1995. Nontransportation activities accounted for 27 percent of total revenues in 1995. The increase in nontransportation revenues is primarily due to expanded gas liquids operations.

     As of December 31, 1995, Williams Pipe Line was directly connected to, and received products from, 11 operating refineries reported to have an aggregate crude oil refining capacity of over 900,000 barrels per day. Eight of these refineries are located in Kansas and Oklahoma, two in Minnesota and one in Wisconsin. The system also received products through connecting pipelines from other refineries located in Illinois, Indiana, Kansas, Louisiana, Montana, North Dakota, Oklahoma and Texas. Crude oil is received through connections in Kansas and Oklahoma. The refineries, which are connected directly or indirectly to the system, have access to a broad range of crude oil producing areas, including foreign sources. LP-gases are transported from gas producing and storage areas in central Kansas through connecting pipelines in Iowa, Kansas, Missouri, Illinois, Nebraska and South Dakota. In addition to making deliveries to company-owned terminals, the system delivers products to third-party terminals and connecting pipelines.

     The refining industry continues to be affected by environmental regulations and changing crude supply patterns. The industry's response to environmental regulations and changing supply patterns will directly affect volumes and products shipped on the Williams Pipe Line system. EPA regulations, driven by the Clean Air Act, require refiners to change the composition of fuel manufactured. A pipeline's ability to respond to the effects of regulation and changing supply patterns will determine its ability to maintain and capture new market shares. Williams Pipe Line has successfully responded to changes in diesel fuel composition and product supply and has adapted to new gasoline additive requirements. Reformulated gasoline regulations have not yet significantly affected Williams Pipe Line. Williams Pipe Line will continue to position itself to respond to changing regulations and supply patterns, but it is not possible to predict how future changes in the marketplace will affect Williams Pipe Line's market areas.

  Regulatory Matters

     General. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable and nondiscriminatory rates, to file its tariffs with FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to FERC and to submit to examination of its records by the audit staff of FERC. Authority to regulate rates, shipping rules and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by FERC. The Department of Transportation, as authorized by the 1992 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws which are applicable to intrastate pipelines.

     Rate Proceeding. On December 31, 1989, a rate cap, which resulted from a settlement with several shippers, effectively freezing Williams Pipe Line's rates for the previous five years, expired. Williams Pipe Line filed a revised tariff on January 16, 1990, with FERC and the state commissions. The tariff set an average increase in rates of 11 percent and established volume incentives and proportional rate discounts. Certain shippers on the Williams Pipe Line system and a competing pipeline carrier filed protests with FERC alleging that the revised rates are not just and reasonable and are unlawfully discriminatory. As a result of these protests, FERC suspended the effective date of the tariff for seven months (until September 16, 1990), at which time it became effective, subject to refund. The revised intrastate tariffs filed with state commissions were voluntarily withdrawn and refiled to be effective at the same time as the interstate tariff.

     Williams Pipe Line elected to bifurcate this proceeding in accordance with the then-current FERC policy. Phase I of FERC's bifurcated proceeding provides a carrier the opportunity to justify its rates and rate structure by demonstrating that its markets are workably competitive. Any issues unresolved in Phase I require cost justification in Phase II. FERC hearings in Phase I were held before an administrative law judge in the summer of 1991. The judge's decision, issued January 24, 1992, ruled solely on market power issues and certain discrimination claims. This initial decision concluded that Williams Pipe Line had sustained its burden of proof in demonstrating that it "lacks significant market power" and is "workably competitive" in 22 of 32 of its markets and that the alleged discrimination was justified by competitive conditions. On July 27, 1994, FERC issued a Phase I decision, Order 391. The FERC, while citing considerable agreement with the theoretical concepts employed by the administrative law judge, reversed his initial decision regarding the competitive nature of nine specific markets, thus finding that Williams Pipe Line had sustained its burden of proof in showing that it is workably competitive in 13 of 32 markets under investigation. In response to this order, Williams Pipe Line filed a motion for reconsideration of nine markets on August 29, 1994. On June 6, 1995, FERC issued its rehearing decision of the Phase I order. This decision found an additional seven markets to be workably competitive. This brings the total number of Williams Pipe Line competitive markets to 20. A shipper has appealed this decision to the United States Court of Appeals for the District of Columbia Circuit which has stayed the appeal proceedings until Phase II has been completed. Williams Pipe Line filed its direct evidence in Phase II on January 23, 1995, in which Williams Pipe Line departed from the more traditional cost allocation methodology in lieu of an overall total system revenue requirement and stand-alone cost ceiling in conjunction with incremental and short-run marginal cost floors. The hearings began December 4, 1995, and concluded January 19, 1996. The current procedural schedule forecasts an initial decision in Phase II in mid-year 1996. While Williams Pipe Line cannot predict the final outcome of these proceedings, it believes its revised tariffs will ultimately be found lawful. See Note 16 of Notes to Consolidated Financial Statements.

     In June 1993, FERC ruled that Williams Pipe Line must file tariffs and cost justification for transaction charges that are collected for certain bookkeeping services, Product Transfer Orders and Product Authorizations. Williams Pipe Line had previously considered these charges as nonjurisdictional. In order to comply with the ruling, Williams Pipe Line immediately filed tariffs establishing these charges in its tariff. Williams Pipe Line filed a request for rehearing on July 23, 1993. The FERC, on September 21, 1995, issued an Order on Rehearing, reversing its previous decision. The FERC has now ruled that Williams Pipe Line's Product Transfer Orders and Product Authorization charges are not jurisdictional, do not require cost justification and need not be filed in Williams Pipe Line's tariffs. Moreover, FERC now recognizes that "transportation services are completed at the time the petroleum products enter the terminal." This decision is subject to rehearing and judicial review.

     On October 22, 1993, FERC issued a new rule making and two companion Notices of Inquiry intended to establish "simplified and generally applicable rate making" as well as procedural streamlining as mandated by the Energy Policy Act of 1992. On July 27, 1994, FERC issued a final rule establishing a "simplified and generally applicable rate making" methodology as mandated by the Energy Policy Act of 1992. FERC has attempted to streamline the rate making process via generic rules and a rate cap mechanism, or index, based on the annual Producer Price Index for Finished Goods less one percentage point ("PPI-1"). The final rule, which became effective January 1, 1995, requires pipelines to use indexing as their primary rate making methodology in markets not determined to be workably competitive. The Association of Oil Pipelines has filed an appeal of this order in the Court of Appeals for the District of Columbia Circuit citing, among other things, the inadequacy of the PPI-1 index. Williams Pipe Line has intervened in this proceeding.

  Competition

     Williams Pipe Line operates without the protection of a federal certificate of public convenience and necessity that might preclude other entrants from providing like service in its area of operations. Further, Williams Pipe Line must plan, operate and compete without the operating stability inherent in a broad base of contractually obligated or owner-controlled usage. Since Williams Pipe Line is a common carrier, its shippers need only meet the requirements set forth in its published tariffs in order to avail themselves of the transportation services offered by Williams Pipe Line.

     Competition exists from other pipelines, refineries, barge traffic, railroads and tank trucks. Competition is affected by trades of products or crude oil between refineries which have access to the system and by trades among brokers, traders and others who control products. Such trades can result in the diversion from the Williams Pipe Line system of volume which might otherwise be transported on the system. Shorter, lower revenue hauls may also result from such trades. Williams Pipe Line also is exposed to interfuel competition whereby an energy form shipped by a liquids pipeline, such as heating fuel, is replaced by a form not transported by a liquids pipeline, such as electricity or natural gas. While Williams Pipe Line faces competition from a variety of sources throughout its marketing areas, the principal competition is other pipelines. A number of pipeline systems, competing on a broad range of price and service levels, provide transportation service to various areas served by the system. The possible construction of additional competing products or crude oil pipelines, conversions of crude oil or natural gas pipelines to products transportation, changes in refining capacity, refinery closings, changes in the availability of crude oil to refineries located in its marketing area or conservation and conversion efforts by fuel consumers may adversely affect the volumes available for transportation by Williams Pipe Line.

  Ownership of Property

     Williams Pipe Line's system is owned in fee. However, a substantial portion of the system is operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The terminals, pump stations and all other facilities of the system are located on lands owned in fee or on lands held under long-term leases, permits or contracts. Management believes that the system is in such a condition and maintained in such a manner that it is adequate and sufficient for the conduct of business.

  Environmental Matters

     Williams Pipe Line's operations are subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Pipe Line's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Pipe Line.

     Williams Pipe Line has been named by the EPA as a potentially responsible party, as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. This site was placed on the National Priorities List in July 1990. In April 1991, Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994 concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells. Monitoring should be complete in the first quarter of 1997.

WILLIAMS ENERGY VENTURES, INC. (WILLIAMS ENERGY VENTURES)

     Another subsidiary of the Company, Williams Energy Ventures, is combined for financial reporting purposes with Williams Pipe Line, although Williams Energy Ventures' activities are not included in the Williams Pipe Line operating statistics on page 7 herein. Williams Energy Ventures is engaged in the manufacturing and marketing of petroleum products and oxygenates. Williams Energy Ventures also owns an approximate 70 percent interest in a 30 million gallon per year ethanol plant in Nebraska that began operations in November 1995. Williams Energy Ventures operates the facility and markets the fuel ethanol output. In addition, on August 1, 1995, Williams Energy Ventures purchased Pekin Energy Company in Pekin, Illinois, for $167 million. The Pekin Energy facility produces 100 million gallons annually of fuel-grade and industrial ethanol and various coproducts.

                               TELECOMMUNICATIONS

WILLIAMS TELECOMMUNICATIONS SYSTEMS, INC. (WILTEL)

     WilTel provides data, voice and video communications products and services to a wide variety of customers nationally. WilTel is strategically positioned in the marketplace with more than 100 sales and service locations throughout the United States, over 2,800 employees and over 1,200 stocked service vehicles. WilTel employs more than 1,300 technicians and more than 400 sales representatives and sales support personnel to serve an estimated 40,000 commercial, governmental and institutional customers. WilTel's customer base ranges from Fortune 500 corporations and the Federal Government to small privately-owned entities.

     WilTel offers its customers a full array of data, voice and video network interconnect products including digital key systems (generally designed for voice applications with fewer than 100 lines), private branch exchange (PBX) systems (generally designed for voice applications with greater than 100 lines), voice processing systems, interactive voice response systems, automatic call distribution applications, call accounting systems, network monitoring and management systems, desktop video, routers, channel banks, intelligent hubs and cabling. WilTel's services also include the design, configuration and installation of voice and data networks and the management of customers' telecommunications operations and facilities. WilTel's National Technical Resource Center provides customers with on-line order entry and trouble reporting services, advanced technical assistance and training. Other service capabilities include Local Area Network and PBX remote monitoring and toll fraud detection.

     In March 1994, WilTel acquired BellSouth's customer premise equipment sales and service operations in 29 states outside of BellSouth's local operating region in the nine southeastern-most states, and in October 1994, acquired Jackson Voice Data, a New York City-based customer premise equipment company. In 1996, WilTel acquired Comlink, Incorporated, a Massachusetts-based data and customer premise equipment company. The acquisition of these businesses has allowed WilTel to capitalize on its existing infrastructure, strengthen its national market presence and geographic customer density and has provided more diversity in product offerings.

  Operating Statistics

     The following table summarizes the results of operations for the periods indicated (dollars and ports in millions):

                                                                  1995      1994      1993
                                                                 -------   -------   -------
    Revenues...................................................  $ 494.9   $ 396.6   $ 302.8
    Percent of revenues by type of service:
      New system sales.........................................      34%       33%       39%
      System modifications.....................................      39%       36%       30%
      Maintenance..............................................      25%       24%       23%
      Other....................................................       2%        7%        8%
    Operating profit...........................................  $  28.3   $  18.9   $   9.5
    Backlog....................................................  $  85.0   $  92.4   $  52.0
    Total ports................................................      4.7       4.1       2.7

     A port is defined as an electronic address resident in a customer's PBX or key system that supports a station, trunk or data port.

     In 1995, WilTel derived approximately 66 percent of its revenues from its existing customer base and approximately 34 percent from the sale of new telecommunications systems. WilTel's three largest suppliers accounted for 89 percent of equipment sold in 1995. A single manufacturer supplied 76 percent of all equipment sold. In this case, WilTel is the largest distributor of certain of this company's products. About 69 percent of WilTel's active customer base consists of this manufacturer's products. The distribution agreement with this supplier is scheduled to expire at the end of 1997. This agreement is expected to be renewed upon expiration. Management believes there is minimal risk as to the availability of product from suppliers.

  Competition

     WilTel has many competitors ranging from AT&T and the Regional Bell Operating Companies to small individually-owned companies which sell and service customer premise equipment. Competitors include companies that sell equipment that is comparable or identical to that sold by WilTel. (See discussion of telecommunications reform legislation below).

  Regulatory Matters

     The equipment sold by WilTel must meet the requirements of Part 68 of the Federal Communications Commission ("FCC") rules governing the equipment registration, labelling and connection of equipment to telephone networks. WilTel relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. A subsidiary of WilTel, which provides intrastate microwave communications services for a Federal agency, is subject to FCC regulations as a common carrier microwave licensee. These regulations have minimal impact on WilTel's operations.

THE WILTECH GROUP, INC. (WILTECH)

     WilTech, through subsidiaries, seeks to develop growth opportunities in the telecommunications and technology industries. WilTech currently conducts its business through two principal operating subsidiaries, Vyvx, Inc. and Williams Learning Network, Inc. In October 1995, WilTech acquired a 22 percent interest in ITCmediaConferencing Company. The investment is expected to expand WilTech's offerings in the videoconferencing, teleconferencing and enhanced fax services markets. The total cost of the ITC investment, together with the ICG Wireless Services' assets and NUS Training Corporation acquisitions discussed below, is approximately $51 million.

  VYVX, INC. (Vyvx)

     Vyvx offers fiber-optic television transmission services nationwide. It provides these broadcast-quality services as an alternative to satellite and microwave television transmissions. Vyvx primarily provides backhaul or point-to-point transmission of news and other programming between two or more customer locations. For example, the Vyvx network is used for the broadcast coverage of major professional sporting events. Vyvx's customers include all of the major broadcast and cable networks. Vyvx also provides videoconferencing business television services.

     In 1995, Vyvx announced the acquisition of four teleports (including satellite earth station facilities) from ICG Wireless Services. The teleports are located in Atlanta, Denver, Los Angeles and New York (Carteret, N.J.). The acquisition will enable Vyvx to provide both fiber-optic backhaul and satellite distribution services. The acquisition, which is subject to certain conditions, including the receipt of regulatory approvals, is expected to close in the first half of 1996.

     Regulatory Matters. Vyvx is subject to FCC regulations as a common carrier with regard to certain of its existing and future transmission services and is subject to the laws of certain states governing public utilities. Operation of to-be-acquired satellite earth stations and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not have a significant impact on Vyvx's operations.

     Competition. Competition for Vyvx's fiber-optic television transmission operations is derived primarily from companies offering video transmission services by means of satellite facilities and to a lesser degree from companies offering transmission services via microwave facilities or fiber-optic cable.

     Federal telecommunications reform legislation enacted in February 1996, is designed to increase competition in the long distance market by significantly liberalizing current restrictions on market entry. In particular, Regional Bell Operating Companies are permitted to provide long distance services, including but not limited to, video transmission services, subject to certain restrictions and conditions precedent. Moreover, public utilities are permitted to provide telecommunications services, including long distance services, through separate subsidiaries. The legislation also calls for tariff forbearance and relaxation of regulation over common carriers. Any impact such legislation may have on Vyvx cannot be predicted at this time.

     Ownership of Property. Vyvx's fiber-optic transmission facilities are owned in part and leased in part. Vyvx carries signals by means of its own fiber-optic facilities, as well as carrying signals over fiber-optic facilities leased from third-party interexchange carriers and the various local exchange carriers.

     Environmental Matters. Vyvx is subject to federal, state and local laws and regulations relating to the environmental aspects of its business. Management believes that Vyvx's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Vyvx.

  WILLIAMS LEARNING NETWORK, INC. (Williams Learning Network)

     Williams Learning Network, formerly Williams Knowledge Systems, provides computer-based operator training primarily to the energy industry. Williams Learning Network has licensing agreements with over 150 customers in the oil and gas pipeline, terminal and trucking industries.

     In October 1995, Williams Learning Network acquired NUS Training Corporation. This acquisition gives Williams Learning Network a large library of video-based and multimedia training products for the chemical, refining and utility industries plus an expanded customer base and sales force.

                               OTHER INFORMATION

     The Company has approximately 5,700 full-time employees, of whom approximately 900 are represented by unions and covered by collective bargaining agreements. The Company considers its relations with its employees to be generally good.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995.

     As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole primarily relate to changes in general economic conditions in the United States, changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries and conditions of the capital markets utilized by the Company to access capital to finance operations; (ii) for the Company's regulated businesses, risks and uncertainties primarily relate to the impact of future federal and state regulation of business activities, including allowed rates of return; and (iii) risks and uncertainties associated with the Company's nonregulated businesses primarily relate to the ability of such entities to develop expanded markets and product offerings as well as maintaining existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things. Further, gas prices which directly impact gathering and processing throughput and operating profits may fluctuate in unpredictable ways. It is also not possible to predict which of many possible future products and service offerings will be important to maintaining a competitive position in the telecommunications business or what expenditures will be required to develop and provide such products and services.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company has no significant foreign operations.

ITEM 2. PROPERTIES

     See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS.

     Other than as described under Item 1 -- Business and in Note 16 of Notes to Consolidated Financial Statements, there are no material pending legal proceedings. The Company is subject to ordinary routine litigation incidental to its business.

     With respect to the Dakota litigation described in Note 16, in which Transco Energy Company and Transco Coal Gas Company, subsidiaries of the Company, are named as defendants, certain parties have subsequently filed a motion with FERC requesting that FERC establish an additional proceeding to consider claims for additional refunds. The claimed additional refunds pertain to amounts paid to Dakota from November 1, 1988, through April 30, 1993. Net to Transcontinental Gas Pipe Line's (an affiliated company) interest, the claimed additional refunds approximate $90 million. Transcontinental Gas Pipe Line has filed documents with FERC opposing the motion for additional refunds. The administrative law judge's initial decision in this case pertained only to periods after April 30, 1993, and, if sustained, would require Transcontinental Gas Pipe Line to refund to ratepayers approximately $75 million. This litigation is not expected to have an adverse effect on the financial condition of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1995, all of the outstanding shares of the Company's Common Stock were owned by Williams. The Company's Common Stock is not publicly traded and there is no market for such shares.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 through F-7 of this report.

                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
                                             (MILLIONS, EXCEPT RATIO OF EARNINGS TO FIXED CHARGES)
Revenues:*
  Williams Field Services Group............  $  426.8    $  336.4    $  386.5    $  397.7    $  295.5
  Williams Energy Services.................      85.8       263.7       360.8       496.2       289.4
  Williams Pipe Line.......................     350.2       310.7       180.5       148.5       140.6
  WilTel...................................     494.9       396.6       302.8       271.1       212.8
  WilTech Group............................      44.0        20.0        13.5         9.5         6.2
  Other....................................      17.4          --          --          --          --
  Intercompany eliminations................     (65.1)      (63.1)      (23.1)      (39.8)      (14.7)
                                             --------    --------    --------    --------    --------
          Total revenues...................   1,354.0     1,264.3     1,221.0     1,283.2       929.8
Income from continuing operations*.........     211.8       125.5       152.3        46.9        20.7
Income from discontinued operations**......   1,018.8        94.0        46.4        25.2        40.3
Total assets...............................   4,166.4     3,440.1     2,989.4     2,869.9     2,316.2
Long-term debt.............................     273.9       507.0       229.4       337.1       375.9
Stockholder's equity.......................   2,151.6     1,739.9     1,818.0     1,614.6     1,262.0

---------------

 * See Notes 4 and 5 of Notes to Consolidated Financial Statements for discussion of significant asset sales and write-off of project costs.

 **See Note 3 of Notes to Consolidated Financial Statements for discussion of the gain on the sale of discontinued operations.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1995 vs. 1994

     Williams Field Services Group's revenues increased $90.4 million, or 27 percent, due primarily to $39 million higher gathering revenues in addition to higher natural gas sales. Gathering revenues increased due primarily to a 19 percent increase in volumes combined with an increase in average prices. Natural gas sales increased due to higher volumes, partially offset by lower average prices. Costs and operating expenses increased $55 million, or 28 percent, due primarily to higher natural gas purchase volumes and expanded facilities. Selling, general and administrative expenses increased $28 million, or 125 percent, due primarily to expanded facilities, including Transco Energy activities, and additional business development activities. Other income -- net includes $12 million in operating profit from the net effect of two unrelated items. One was $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. This was partially offset by an $8 million accrual for a future minimum price natural gas commitment. Operating profit increased $17.9 million, or 15 percent, primarily resulting from the $12 million in other income -- net and the increase in gathering volumes, partially offset by the effect of lower natural gas prices. Operating profit in 1994 included approximately $12 million in favorable settlements and adjustments of certain prior period accruals, including income of $4 million from an adjustment to operating taxes.

     Williams Energy Services' revenues and costs and operating expenses decreased $177.9 million and $238 million, respectively. The addition of Transco Energy's gas trading activities was more than offset by the reporting of 1995 natural gas marketing activities on a net-margin basis (see Note 13). Natural gas physical trading volumes increased to 500.6 TBtu in 1995 compared to 147.8 TBtu in 1994, primarily from the effect of the Transco Energy acquisition. Operating profit increased $29.5 million from $500,000 in 1994. Trading activities' operating profit increased $34 million, attributable primarily to income recognition from long-term natural gas supply obligations and no-notice service provided to local distribution companies. Included in trading activities is a price-risk management adjustment of $4 million from the valuation of certain natural gas supply and sales contracts previously excluded from trading activities. These increases were partially offset by $6 million of loss provisions, primarily accruals for contract disputes, and increased costs of supporting its information services business. As a result of Williams Energy Services' price-risk management and trading activities, it is subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and credit risk. Williams Energy Services manages its portfolio position by making commitments which manage risk by maintaining its portfolio within established trading policy guidelines.

     Williams Pipe Line's revenues (including Williams Energy Ventures) increased $39.5 million, or 13 percent, due to an increase in transportation and non-transportation revenues of $9 million and $30.5 million, respectively. Shipments, while 7 percent higher than 1994, were reduced by the November 1994 fire at our truck-loading rack and unfavorable weather conditions in the first half of 1995. The average transportation rate per barrel and average length of haul were slightly below 1994 due primarily to shorter haul movements. The increase in non-transportation revenues reflects $84 million from the acquisition of Pekin Energy in August 1995 and increased gas liquids operations of $16 million, largely offset by $62 million related to lower petroleum-product services due to adverse market conditions and a $15 million decrease in refined-product sales due to the unavailability of certain refined-product supplies. Costs and expenses increased $22 million, or 8 percent, due primarily to increased operating expenses associated with transportation and non-transportation activities. Operating profit (including Williams Energy Ventures) increased $17.8 million, or 34 percent, due primarily to higher transportation revenues of $9 million and non-transportation activities of $8.8 million. Non-transportation includes $3 million related to the acquisition of Pekin Energy and the absence of $5 million of costs in 1994 for evaluating and determining whether to build an oil refinery near Phoenix. Williams Energy Ventures' results improved in 1995 with a $400,000 operating loss compared to an $8.1 million operating loss in 1994.

     WilTel's revenues increased $98.3 million, or 25 percent, due primarily to $30 million from new systems, $28 million from existing system enhancements and $37 million from contract maintenance, moves, adds and changes. These amounts include the effect of the acquisitions of BellSouth Communications Systems in March 1994 and Jackson Voice Data, completed in October 1994. The number of ports in service at December 31, 1995, has increased 14 percent as compared to December 31, 1994. Costs and operating expenses increased $79 million, or 26 percent, due primarily to the increase in volume of sales and services. While the $11 million, or 15 percent, increase in selling, general and administrative expenses is due primarily to higher revenues, the selling, general and administrative expense to revenue percent declined from 19.2 percent to 17.7 percent, reflecting better leveraging of the company's existing infrastructure. Operating profit increased $9.4 million, or 50 percent, due primarily to increased activity in new system sales, enhancements to existing systems, maintenance and the full-year 1995 impact of two 1994 acquisitions and cost control efforts.

     WilTech Group's revenues increased $24 million, or 120 percent, due primarily to $15 million in higher occasional and dedicated digital television services revenues and the effect of an acquisition during 1995. Billable minutes from occasional service increased 110 percent and dedicated service voice grade equivalent miles at December 31, 1995, increased 50 percent as compared with December 31, 1994. The $6 million, or 22 percent, increase in cost of sales and the $10 million increase in selling, general and administrative expenses reflects the overall increase in sales activity and higher expenses for developing additional products and services. Operating loss decreased $8 million, or 71 percent, due to higher demand for WilTech Group's digital television services, which produced volumes sufficient to result in operating profit for the fourth quarter.

     Allocated parent company expenses decreased $7 million due primarily to the sale of Williams Holdings' network services operations. Interest accrued increased $15.1 million due primarily to the approximately $770 million of Transco Energy's outstanding debt assumed by Williams Holdings for the period January 17 to April 30, 1995, as a result of the Transco Energy acquisition, partially offset by lower levels of intercompany debt. Effective May 1, 1995, all debt resulting from the Transco Energy acquisition was assumed by Williams. Interest capitalized increased $5.1 million due primarily to increased expenditures for gathering and processing facilities. Investing income increased $60.3 million due primarily to interest earned from the parent, Williams, on the invested portion of the cash proceeds from the sale of the network services operations in addition to an $11 million increase in the dividend from Texasgulf Inc. and a $3 million increase in dividends received on Williams common stock held by Williams Holdings. The 1995 gain on sales/exchange of investments -- net includes a $12.6 million pre-tax loss on the sale of the 15 percent interest in Texasgulf Inc., combined with a $25.4 million pre-tax gain recognized as a result of the exchange of Williams common stock for Williams convertible debentures and warrants to purchase Williams common stock and a $10.8 million pre-tax gain from the sale of Williams Holdings' remaining investment in Williams common stock (see Note 4). The 1994 gain on sales/exchange of investments -- net results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The 1995 write-off of project costs results from the cancellation of an underground coal gasification project in Wyoming (see Note 5). Other income (expense) -- net in 1995 includes approximately $5 million of dividends for Transco Energy's preferred and minority interest common stockholders and $4 million related to the wind down of Transco Energy's corporate activities. Other income
(expense) -- net in 1994 includes a credit for $4.8 million from the reversal of previously accrued liabilities associated with certain Williams Coal Seam Gas Royalty Trust contingencies that expired. Also included is approximately $4 million of expense related to Statement of Financial Accounting Standards (FAS) No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold.

     The $3.3 million increase in the provision for income taxes is primarily a result of higher pre-tax income, largely offset by a lower effective income tax rate resulting from $29.8 million of previously unrecognized tax benefits realized as a result of the sale of Texasgulf Inc. (see Note 4). The effective income tax rate in 1995 is significantly less than the federal statutory rate due primarily to the previously unrecognized tax benefits realized as a result of the sale of the investment in Texasgulf Inc. and income tax credits from coal-seam gas production, partially offset by state income taxes. The effective income tax rate in 1994 is lower than the federal statutory rate primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes (see Note 6).

     On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations. Prior period operating results for the network services operations are reported as discontinued operations (see Note 3).

     The 1994 extraordinary loss results from the early extinguishment of debt (see Note 7).

  1994 vs. 1993

     Williams Field Services Group's revenues decreased $50.1 million, or 13 percent, due primarily to lower natural gas sales, which decreased revenues by $71 million, as a result of the March 1993 sale of Williams' intrastate natural gas pipeline system and related marketing operations in Louisiana. Revenues also decreased $9 million from lower liquids volumes and prices and $7 million from lower average processing prices. Partially offsetting these decreases were increased revenues of $21 million from 16 percent higher gathering volumes and $8 million from 21 percent higher processing volumes. Costs and operating expenses decreased $69 million, or 24 percent, due primarily to lower natural gas purchases of $68 million and the effects of a favorable adjustment of an accrual related to operating taxes, partially offset by higher operations, maintenance and depreciation expenses at expanded gathering facilities. Operating profit increased $17.6 million, or 17 percent, due primarily to higher gathering and processing volumes and a $5 million favorable operating taxes adjustment, partially offset by lower per-unit liquids margins of $5 million, lower average processing prices of $7 million and higher operations, maintenance and depreciation expenses associated with expanded facilities.

     Williams Energy Services' revenues decreased $97.1 million, or 27 percent, due primarily to lower natural gas sales of $45 million from decreased volumes and prices, lower refined-product trading margins and the $45 million effect of reporting these trading activities on a "net margin" basis effective July 1, 1993. Costs and operating expenses decreased 29 percent, due primarily to lower natural gas purchases of $46 million from decreased volumes and prices and the $43 million effect of reporting refined-product trading activities on a "net margin" basis, partially offset by the cost of developing long-term energy industry businesses. General and administrative expenses increased 44 percent, reflecting the costs of establishing appropriate administrative and project support groups to serve growing business activities. Operating profit was $500,000 in 1994 compared to $7.9 million in 1993. Price-risk management services' results continued to be profitable but were lower by $6 million in 1994 than 1993 because of reduced gasoline and distillate margins and the effect of location pricing differentials in refined-products trading activities, partially offset by an improvement in natural gas trading margins reflecting increased volumes. Costs to develop long-term energy industry opportunities also adversely affected operating profit. Results from natural gas marketing activities increased by $2 million in 1994 compared to 1993.

     Williams Pipe Line's shipments increased 9 percent, due primarily to new volumes resulting from the December 1993 acquisition of a pipeline system in southern Oklahoma. Revenues (including Williams Energy Ventures) increased $130.2 million, or 72 percent, due primarily to higher shipments, increased gas liquids and fractionator operations of $30 million and petroleum services activities of $106 million. The slightly higher average transportation rate resulted primarily from longer hauls into the northern region and overall increases in tariff rates, effective December 1, 1994, and June 1, 1993, partially offset by lower rates on shorter haul movements from new business. Costs and operating expenses increased $125 million, or 94 percent, due primarily to gas liquids and fractionator operations, additional operating expenses, petroleum services activities of $104 million and the cost of developing long-term energy industry businesses. Operating profit (including Williams Energy Ventures) increased $4.8 million, or 10 percent, reflecting $15 million from increased shipments and a favorable insurance settlement, partially offset by higher operating and maintenance expenses. Operating profit also includes $9 million of costs from developing long-term energy industry investment opportunities. Included in 1994's other income -- net is approximately $5 million of costs for evaluating and determining whether to build an oil refinery near Phoenix.

     WilTel's revenues increased $93.8 million, or 31 percent, due in large part to the March 31, 1994, acquisition of BellSouth's customer equipment sales and service operations in 29 states, as evidenced by a 52 percent increase in the number of ports. Costs and operating expenses and selling, general and administrative expenses increased 31 percent and 20 percent, respectively, due to the increase in volume of equipment sales and services. Operating profit increased to $18.9 million in 1994 from $9.5 million in 1993, primarily resulting from higher sales volumes, partially offset by an increase in selling, general and administrative expenses. Margins were level between 1994 and 1993, while selling, general and administrative expenses as a percent of revenue decreased in 1994 compared to 1993.

     WilTech Group's revenues and operating losses for 1994 and 1993 are primarily from Vyvx, Inc.'s switched fiber-optic television transmission services. Results of Vyvx's operations improved significantly in 1994; however, the operations in both periods were not profitable as sufficient volumes had not been achieved to support the infrastructure in place. Revenues increased $6.5 million, or 48 percent, in 1994 reflecting higher occasional and dedicated digital television services, which helped reduce operating losses 34 percent from $17 million in 1993 to $11.4 million in 1994.

     Interest accrued increased 74 percent primarily because of significantly higher levels of intercompany debt and higher average external borrowing levels, partially offset by lower effective interest rates. Investing income decreased due primarily to lower equity earnings for Apco Argentina Inc. and the sale of a portion of the interest in Northern Border Partners, L.P., partially offset by dividends on Williams common stock (see Note 4). The 1994 gain on sales of assets results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The gain on sales of assets in 1993 results from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust and the sale of the intrastate natural gas pipeline system and other related assets in Louisiana (see Note 5).

     The decrease in the provision for income taxes on continuing operations is primarily a result of lower pre-tax income and the $9 million cumulative effect in 1993 of the 1 percent increase in the federal income tax rate. The effective income tax rate in 1994 is lower than the statutory rate, primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes. The effective income tax rate in

1993 is higher than the statutory rate, primarily because of the effect of the federal income tax rate increase and state income taxes, partially offset by income tax credits from coal-seam gas production (see Note 6).

     The network services operations have been presented in the Consolidated Financial Statements as discontinued operations (see Note 3). Income from discontinued operations more than doubled to $94 million. The increase reflects a 93 percent increase in switched services minutes and a 24 percent increase in private line billable circuits. These increases more than offset a major carrier's long-expected removal of traffic from the system to the carrier's expanded network. Income was also impacted by a decrease in interest accrued, due to the early extinguishment of network services' long-term debt. The effective income tax rate for both 1994 and 1993 is greater than the federal statutory rate, due to the effect of state income taxes.

     The extraordinary credit (loss) results from early extinguishment of debt (see Note 7).

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams Holdings considers its liquidity to come from borrowing capacity available under bank-credit facilities and notes receivable from its parent, Williams. During 1995, Williams Holdings became a participant in an $800 million bank-credit facility entered into by Williams. Under this agreement, Williams Holdings and Williams Pipe Line have access to $600 million and $100 million, respectively, subject to borrowing by other affiliated companies. At December 31, 1995, Williams Holdings had access to $620 million of liquidity from the available portion of the bank-credit facility (see Note 12). Prior to this facility, Williams Holdings' liquidity came primarily from Williams, and cash requirements to finance working capital, investments and capital expenditures were obtained from Williams either through capital contributions or intercompany note agreements.

     Williams Holdings and its subsidiaries have amounts receivable from Williams totaling $511 million at December 31, 1995, including $360 million of parent company debentures (see Note 4), compared to amounts due to Williams of $390 million at December 31, 1994, and amounts receivable from Williams of $56 million at December 31, 1993. The increase in amounts receivable from Williams at December 31, 1995, reflects the parent company debentures in addition to the transfer of certain of the proceeds from the sale of the network services operations to Williams.

     Williams Holdings believes its parent can meet its cash needs because Williams has access to $726 million of liquidity at December 31, 1995, representing the available portion of its $800 million bank-credit facility previously discussed plus cash-equivalent investments. This compares with Williams liquidity of $495 million at December 31, 1994, and $639 million at December 31, 1993. The increase in 1995 is due to a $200 million increase in the capacity of the bank-credit facility.

     In January 1996, Williams Holdings filed a $400 million shelf registration statement with the Securities and Exchange Commission and subsequently issued $250 million of debt securities (see Note 12). During 1996, the issuance of additional debt securities under this registration statement is expected. Williams Holdings does not anticipate the need for additional financing arrangements; however, Williams Holdings believes such arrangements could be obtained on reasonable terms if required.

     Williams Holdings had a net working-capital deficit of $174 million at December 31, 1995, compared to net working capital of $523 million at December 31, 1994, and a $39 million net working-capital deficit at December 31, 1993. The decrease in working capital from December 31, 1994, reflects a $744 million decrease in assets held for sale following the sale of the network services operations and additional income taxes payable of $312 million primarily as a result of that sale, partially offset by the repayment of $398 million of bank notes payable from the proceeds of the network services operations sale. The remaining proceeds were transferred to Williams and are included in non-current affiliate receivables; therefore, the remaining proceeds are not a part of net working capital at December 31, 1995. Williams Holdings' funds are automatically transferred to Williams under a centralized cash management program.

     Terms of certain borrowing agreements limit transfer of funds to Williams Holdings from one of its subsidiaries. The restrictions have not impeded, nor are they expected to impede in the future, Williams Holdings' ability to meet its cash requirements.

     During 1996, Williams Holdings expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of its bank-credit facility, advances from its parent or debt offerings.

  Operating Activities

     Cash provided (used) by continuing operating activities was: 1995 -- $77 million; 1994 -- $125 million; and 1993 -- ($21) million. Accrued liabilities increased due primarily to the income tax and other liabilities associated with the sale of the network services operations in addition to the acquisition of Transco Energy, excluding Transcontinental Gas Pipe Line and Texas Gas. The increases in other assets and deferred charges, trade payables and other liabilities primarily reflect Williams Energy Services' increased price-risk management trading activities as a result of the acquisition of Transco Energy. The increase in receivables primarily reflects increased activities following various 1995 acquisitions, including Transco Energy.

     Cash provided by discontinued operations was: 1994 -- $169 million; and 1993 -- $163 million.

  Financing Activities

     Net cash provided (used) by financing activities was: 1995 -- ($1.5) billion; 1994 -- $428 million; 1993 -- ($162) million. Long-term debt principle payments net of debt proceeds were $221 million during 1995. Long-term debt principal payments during 1994 and 1993 were $142 million and $34 million, respectively.

     During 1994, Williams Holdings purchased approximately 13.4 million shares of Williams common stock on the open market for $395 million. Substantially all of the purchases were financed with a $400 million short-term credit agreement. In January 1995, the outstanding amounts under the credit agreement were repaid from the proceeds of the sale of the network services operations, and the credit agreement was terminated.

     Long-term debt at December 31, 1995, was $274 million, compared to $507 million at December 31, 1994, and $229 million at December 31, 1993. The decrease in long-term debt is due primarily to the repayment of amounts due Williams from the proceeds of the sale of the network services operations, partially offset by $150 million in borrowings under the bank-credit facility (see Note 12). The long-term debt to debt-plus-equity ratio was 11.3 percent at year-end, compared to 22.6 percent and 11.2 percent at December 31, 1994 and 1993, respectively. The decrease in this ratio reflects the decrease in long-term debt and the increase in equity as a result of the gain on the sale of the network services operations and the acquisition of Transco Energy, substantially offset by dividends paid to Williams.

     Williams Holdings paid dividends to Williams of $1 billion, $336 million and $71 million in 1995, 1994 and 1993, respectively, and received capital contributions from Williams of $792 million, $73 million and $75 million in 1995, 1994 and 1993, respectively. The 1995 dividends were paid primarily from the proceeds from the sale of the network services operations. The 1995 capital contributions were made in connection with the merger of Transco Energy and were used to retire and/or terminate various Transco Energy borrowings, preferred stock and interest-rate swaps (see Note 2).

     See Note 7 for information regarding early extinguishment of debt by one of Williams Holdings subsidiaries during 1994.

  Investing Activities

     Net cash provided (used) by investing activities was: 1995 -- $1.4 billion; 1994 -- ($718) million; 1993 -- $25 million. Capital expenditures in all years include the expansion of various gathering and processing facilities, and expenditures in 1993 also include the expansion of product pipeline facilities. Capital expenditures for discontinued operations were $143 million in 1994 and $101 million in 1993, primarily to expand and enhance Williams Holdings' network services operations network. Budgeted capital expenditures and acquisitions for 1996 are approximately $590 million, primarily to expand gathering and processing facilities and the telecommunications network.

     During 1995, Williams Holdings received proceeds of $124 million from the sale of its 15 percent interest in Texasgulf Inc. and $46 million from the sale of its remaining investment in Williams common stock (see Note 4). During 1994, Williams Holdings received net proceeds of $80 million from the sale of limited partner common units in Northern Border Partners, L.P. During 1993, Williams Holdings received net proceeds of $113 million from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust. In addition, Williams Holdings sold its intrastate natural gas pipeline system and other related assets in Louisiana for $170 million (see Note 5).

     During 1995, in addition to the Transco Energy acquisition (see Note 2), Williams Holdings acquired the Gas Company of New Mexico's natural gas gathering and processing assets in the San Juan and Permian basins for $154 million (including approximately 10 percent of which was immediately sold to a third party) and Pekin Energy Co., the nation's second largest ethanol producer, for $167 million in cash.

     During 1995, Williams Holdings also purchased the BOk Tower, an approximate
1.1 million square foot commercial office building located in Tulsa, Oklahoma. The building serves as headquarters for Williams and its subsidiaries, including Williams Holdings. Williams and certain of its subsidiaries currently occupy approximately 48 percent of the building, all of which had previously been leased from the seller under varying terms and conditions. In connection with the approximate $60 million purchase, Williams Holdings assumed intercompany debt payable to its parent of an equal amount.

EFFECTS OF INFLATION

     Williams Holdings has experienced increased costs in recent years due to the effects of inflation. However, approximately 60 percent of Williams Holdings' property, plant and equipment was acquired or constructed during the last seven years, a period of relatively low inflation.

ENVIRONMENTAL

     Williams Holdings is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites are being monitored by Williams Holdings, other potentially responsible parties, U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams Holdings maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined-products pipeline activities. Williams Holdings has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $9 million, all of which is accrued at December 31, 1995. Williams Holdings will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        -----
Report of Independent Auditors........................................................  F-9
Consolidated Statement of Income......................................................  F-10
Consolidated Balance Sheet............................................................  F-11
Consolidated Statement of Stockholder's Equity........................................  F-12
Consolidated Statement of Cash Flows..................................................  F-13
Notes to Consolidated Financial Statements............................................  F-14
Quarterly Financial Data (Unaudited)..................................................  F-33

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors
  Williams Holdings of Delaware, Inc.

     We have audited the accompanying consolidated balance sheet of Williams Holdings of Delaware, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Holdings of Delaware, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Tulsa, Oklahoma
February 9, 1996

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
                                                                 (MILLIONS)
Revenues (Note 14):
  Williams Field Services Group................................  $  426.8    $  336.4    $  386.5
  Williams Energy Services (Note 13)...........................      85.8       263.7       360.8
  Williams Pipe Line...........................................     350.2       310.7       180.5
  WilTel.......................................................     494.9       396.6       302.8
  WilTech Group................................................      44.0        20.0        13.5
  Other........................................................      17.4          --          --
  Intercompany eliminations (Note 15)..........................     (65.1)      (63.1)      (23.1)
                                                                 --------    --------    --------
          Total revenues.......................................   1,354.0     1,264.3     1,221.0
                                                                 --------    --------    --------
Profit-center costs and expenses (Note 14):
  Costs and operating expenses.................................     876.6       939.4       951.8
  Selling, general and administrative expenses.................     224.6       142.7       121.8
  Other income -- net..........................................     (10.7)         --        (4.8)
                                                                 --------    --------    --------
          Total profit-center costs and expenses...............   1,090.5     1,082.1     1,068.8
                                                                 --------    --------    --------
Operating profit (loss):
  Williams Field Services Group................................     140.1       122.2       104.6
  Williams Energy Services.....................................      30.0          .5         7.9
  Williams Pipe Line...........................................      69.8        52.0        47.2
  WilTel.......................................................      28.3        18.9         9.5
  WilTech Group................................................      (3.3)      (11.4)      (17.0)
  Other........................................................      (1.4)         --          --
                                                                 --------    --------    --------
          Total operating profit...............................     263.5       182.2       152.2
Allocated parent company expenses (Note 14)....................     (13.0)      (20.0)      (17.7)
Interest accrued (Note 14).....................................     (40.9)      (25.8)      (14.8)
Interest capitalized...........................................       9.8         4.7         5.4
Investing income (Notes 4 and 14)..............................      75.3        15.0        22.6
Gain on sales/exchange of investments -- net (Notes 4 and 5)...      23.6        22.7        97.5
Write-off of project costs (Note 5)............................     (41.4)         --          --
Other income (expense) -- net..................................      (8.2)         .3         (.3)
                                                                 --------    --------    --------
Income from continuing operations before income taxes..........     268.7       179.1       244.9
Provision for income taxes (Note 6)............................      56.9        53.6        92.6
                                                                 --------    --------    --------
Income from continuing operations..............................     211.8       125.5       152.3
Income from discontinued operations (Note 3)...................   1,018.8        94.0        46.4
                                                                 --------    --------    --------
Income before extraordinary loss...............................   1,230.6       219.5       198.7
Extraordinary loss (Note 7)....................................        --        (6.1)         --
                                                                 --------    --------    --------
Net income.....................................................  $1,230.6    $  213.4    $  198.7
                                                                 ========    ========    ========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1995       1994
                                                                           -------    -------
                                                                              (DOLLARS IN
                                                                               MILLIONS,
                                                                            EXCEPT PER-SHARE
                                                                                AMOUNTS)
Current assets:
  Cash and cash equivalents.............................................. $   29.5   $   17.9
  Receivables:
     Trade less allowance of $10.3 ($7.2 in 1994)........................    424.1      305.6
     Affiliates (Note 14)................................................     77.5        2.4
  Inventories (Note 9)...................................................     97.6       84.6
  Net assets of discontinued operations (Note 3).........................       --      743.6
  Deferred income taxes -- affiliates (Note 6)...........................    128.0       33.3
  Other..................................................................     84.7       43.7
                                                                          --------   --------
          Total current assets...........................................    841.4    1,231.1
Due from parent (Note 14)................................................    246.8         --
Investments (Note 4).....................................................    599.1      536.0
Property, plant and equipment -- net (Note 10)...........................  2,225.2    1,585.1
Other assets and deferred charges........................................    253.9       87.9
                                                                          --------   --------
          Total assets................................................... $4,166.4   $3,440.1
                                                                          ========   ========
                            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Notes payable (Note 12)................................................ $     --   $  398.2
  Accounts payable:
     Trade (Note 11).....................................................    253.0      145.7
     Affiliates (Note 14)................................................    128.6        3.5
  Accrued liabilities (Note 11)..........................................    619.9      147.4
  Long-term debt due within one year (Note 12)...........................     14.2       13.0
                                                                          --------   --------
          Total current liabilities......................................  1,015.7      707.8
Long-term debt (Note 12):
  Affiliates.............................................................       --      389.9
  Other..................................................................    273.9      117.1
Deferred income taxes -- affiliates (Note 6).............................    328.7      356.2
Other liabilities........................................................    396.5      129.2
Contingent liabilities and commitments (Note 16).........................
Stockholder's equity:
  Common stock, $1 par value, 1,000 shares authorized and outstanding....       --         --
  Capital in excess of par value.........................................  1,634.1    1,531.4
  Retained earnings (Note 12)............................................    464.1      244.3
  Net unrealized gain (loss) on non-current marketable securities (Note
     4)..................................................................     53.4      (35.8)
                                                                          --------   --------
          Total stockholder's equity.....................................  2,151.6    1,739.9
                                                                          --------   --------
          Total liabilities and stockholder's equity..................... $4,166.4   $3,440.1
                                                                          ========   ========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                  NET
                                                     CAPITAL IN                UNREALIZED
                                           COMMON    EXCESS OF     RETAINED       GAIN
                                           STOCK     PAR VALUE     EARNINGS      (LOSS)       TOTAL
                                           ------    ----------    --------    ----------    --------
                                                                  (MILLIONS)
Balance, December 31, 1992...............   $ --      $ 1,375.1    $  239.5      $   --      $1,614.6
Net income -- 1993.......................     --             --       198.7          --         198.7
Cash dividends...........................     --             --       (71.0)         --         (71.0)
Capital contributions --
  Cash...................................     --           75.3          --          --          75.3
  Other..................................     --             .4          --          --            .4
                                            ----      ---------    --------      ------      --------
Balance, December 31, 1993...............     --        1,450.8       367.2          --       1,818.0
Net income -- 1994.......................     --             --       213.4          --         213.4
Dividends --
  Cash...................................     --             --      (335.8)         --        (335.8)
  Other..................................     --             --         (.5)         --           (.5)
Contributions --
  Cash...................................     --           73.4          --          --          73.4
  Other..................................     --            7.2          --          --           7.2
Unrealized loss on non-current
  marketable securities..................     --             --          --       (35.8)        (35.8)
                                            ----      ---------    --------      ------      --------
Balance, December 31, 1994...............     --        1,531.4       244.3       (35.8)      1,739.9
Net income -- 1995.......................     --             --     1,230.6          --       1,230.6
Dividends --
  Cash...................................     --             --    (1,010.7)         --      (1,010.7)
  Other..................................     --             --         (.1)         --           (.1)
Acquisition of Transco Energy --
  Cash contributions.....................     --          791.9          --          --         791.9
  Noncash contributions..................     --          911.2          --          --         911.2
  Allocation of purchase price...........     --       (1,608.1)         --          --      (1,608.1)
Other noncash contributions..............     --            7.7          --          --           7.7
Unrealized gain on non-current marketable
  securities.............................     --             --          --        89.2          89.2
                                            ----      ---------    --------      ------      --------
Balance, December 31, 1995...............   $ --      $ 1,634.1    $  464.1      $ 53.4      $2,151.6
                                            ====      =========    ========      ======      ========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     1995        1994        1993
                                                                   --------     -------     -------
                                                                              (MILLIONS)
OPERATING ACTIVITIES:
  Net income.....................................................  $1,230.6     $ 213.4     $ 198.7
  Adjustments to reconcile to cash provided from operations:
     Discontinued operations.....................................  (1,018.8)      (94.0)      (46.4)
     Extraordinary loss..........................................        --         6.1          --
     Depreciation and depletion..................................      94.3        80.0        70.0
     Provision for deferred income taxes.........................     121.5        15.4          .6
     Write-off of project costs..................................      41.4          --          --
     (Gain) loss on sales of property, plant and equipment.......      (2.2)         .6      (100.9)
     Gain on sales/exchange of investments.......................     (23.6)      (22.7)         --
     Changes in receivables sold.................................        --          --       (74.7)
     Changes in receivables......................................     (16.1)      (72.3)        4.6
     Changes in inventories......................................      10.4        (3.3)       (5.2)
     Changes in other current assets.............................     (42.2)      (31.5)      (14.0)
     Changes in accounts payable.................................      (3.0)       22.1       (39.5)
     Changes in accrued liabilities..............................     (39.4)        (.3)      (11.3)
     Changes in balances with affiliates.........................    (188.1)         .5        (1.0)
     Net change in non-current unrealized trading assets and
      liabilities................................................     (72.9)       (2.4)         --
     Other, including changes in non-current assets and
      liabilities................................................     (14.9)       13.4        (1.7)
                                                                   --------     -------     -------
          Net cash provided (used) by continuing operations......      77.0       125.0       (20.8)
          Net cash provided by discontinued operations...........        --       169.4       162.6
                                                                   --------     -------     -------
          Net cash provided by operating activities..............      77.0       294.4       141.8
                                                                   --------     -------     -------
FINANCING ACTIVITIES:
  Payments of notes payable......................................    (398.2)         --          --
  Proceeds from notes payable....................................        --       398.2          --
  Payments of long-term debt.....................................    (399.7)     (141.7)      (34.3)
  Proceeds from long-term debt...................................     179.0          --          --
  Dividends paid to parent.......................................  (1,010.7)     (335.8)      (71.0)
  Capital contributions from parent..............................     791.9        73.4        75.3
  Changes in parent company advances.............................    (474.8)      433.6      (132.1)
  Subsidiary preferred stock redemptions.........................    (144.0)         --          --
  Other -- net...................................................       3.8          --          --
                                                                   --------     -------     -------
          Net cash provided (used) by financing activities.......  (1,452.7)      427.7      (162.1)
                                                                   --------     -------     -------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures:
       Continuing operations.....................................    (375.2)     (223.5)     (190.3)
       Discontinued operations...................................        --      (142.8)     (100.8)
     Proceeds from sales.........................................      19.1         3.3       293.6
  Acquisition of businesses, net of cash acquired................    (360.8)      (56.5)         --
  Proceeds from sales of businesses..............................   2,588.3          --          --
  Income tax and other payments related to discontinued
     operations..................................................    (349.8)         --          --
  Purchase of investments........................................     (48.3)     (398.1)         --
  Proceeds from sales of investments.............................     171.2        80.6         8.8
  Changes in advances to parent company..........................    (257.8)         --          --
  Other -- net...................................................        .6        19.3        13.7
                                                                   --------     -------     -------
          Net cash provided (used) by investing activities.......   1,387.3      (717.7)       25.0
                                                                   --------     -------     -------
          Increase in cash and cash equivalents..................      11.6         4.4         4.7
Cash and cash equivalents at beginning of year...................      17.9        13.5         8.8
                                                                   --------     -------     -------
Cash and cash equivalents at end of year.........................  $   29.5     $  17.9     $  13.5
                                                                   ========     =======     =======

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and basis of presentation

     Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Williams has made capital contributions based on historical carrying amounts to Williams Holdings of its ownership interests in all subsidiaries, excluding its interstate natural gas pipelines and related subsidiaries, effective April 1, 1995. The consolidated financial statements of Williams Holdings include the subsidiaries contributed by Williams for all periods presented. On January 18, 1995, Williams acquired 60 percent of Transco Energy Company's (Transco Energy) outstanding common stock and on May 1, 1995, acquired the remaining 40 percent of Transco Energy's outstanding common stock (see Note 2). On May 1, 1995, Transco Energy dividended to Williams all of Transco Energy's interests in two Transco Energy subsidiaries, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation. Also effective May 1, 1995, Williams made a capital contribution of its interest in Transco Energy and Transco Energy's subsidiaries, except Transcontinental Gas Pipe Line and Texas Gas, to Williams Holdings. Revenues and operating profit amounts include the operating results of the Transco Energy entities contributed to Williams Holdings since the January 18, 1995, acquisition (see Note 2). Transco Energy's gas gathering operations (except those related operations of Transcontinental Gas Pipe Line and Texas
Gas) are included as part of Williams Field Services Group, and Transco Energy's gas marketing operations are included as a part of Williams Energy Services.

  Nature of operations

     Williams Holdings' operations are located in the United States and consist primarily of the following: natural gas gathering and processing facilities in the rocky mountain and midwest regions; energy trading throughout the United States; petroleum products pipeline in the midwest region; and national data, voice and video communication products and services. Additional information about these businesses is contained throughout the following notes.

  Principles of consolidation

     The consolidated financial statements include the accounts of Williams Holdings and its majority-owned subsidiaries. Companies in which Williams Holdings and its subsidiaries own 20 percent to 50 percent of the voting common stock, or otherwise exercise sufficient influence over operating and financial policies of the company, are accounted for under the equity method.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and cash equivalents

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired.

  Transportation and exchange gas imbalances

     Certain Williams Holdings subsidiaries transport gas on various pipeline systems which may deliver different quantities of gas on their behalf than the quantities of gas received. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future. Settlement of imbalances requires agreement between the

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for those held by Williams Energy Services which are stated at market. Except for Williams Energy Services, inventories of natural gas and petroleum products are determined using the average-cost method. The cost of materials and supplies inventories is determined using the first-in, first-out method (FIFO) by WilTel and principally using the average-cost method by other subsidiaries.

  Investments

     Williams Holdings' investment in subordinated debentures of Williams is classified as "available for sale" and is recorded at current market value with unrealized gains and losses reported net of income taxes as a component of stockholder's equity. Average cost is used to determine realized gains and losses. Williams Holdings' investment in Williams warrants is recorded at cost since its fair value is not readily determinable.

  Property, plant and equipment

     Property, plant and equipment is recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment for Williams Pipe Line are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

  Revenue recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Williams Pipe Line bills customers when products are shipped and defers the estimated revenues for shipments in transit.

  Commodity price-risk management activities

     Williams Energy Services enters into energy-related financial instruments (forward contracts, futures contracts, option contracts and swap agreements) to provide price-risk management services to its third-party customers. This subsidiary also enters into short- and long-term energy-related purchase and sale commitments as part of its trading business. All of these investments and commitments are valued at market and are recorded in other current assets, other assets and deferred charges, accrued liabilities and other liabilities in the Consolidated Balance Sheet. The resulting change in unrealized market gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Such market values are subject to change in the near term and reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

     Williams Energy Services reports sales of natural gas, refined products and crude oil net of the related costs to purchase such items, consistent with mark-to-market accounting for such trading activities.

     Other Williams Holdings operations enter into energy-related financial instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income when the related hedged item is recognized. These contracts are evaluated to determine that there is a high correlation between changes in the market value of the hedge contract and fair value of the hedged item.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Capitalization of interest

     Williams Holdings capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds at rates that approximate the average interest rate on related debt.

  Income taxes

     Williams Holdings and subsidiaries are included in Williams' consolidated federal income tax return. The provision for income taxes is computed on a separate company basis for Williams Holdings. Payments are made under the same timing and minimum amount requirements as if the payments were being made directly to the taxing authorities. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Williams Holdings' assets and liabilities.

  Related party transactions

     Williams charges its subsidiaries, including Williams Holdings' subsidiaries, for certain corporate general and administrative expenses which are directly identifiable or allocable to the subsidiaries and other general corporate expenses utilizing a combination of revenues, property at cost and payroll for the allocation base. Williams Holdings, as a separate corporate entity, does not receive such an allocation because it has no revenues, property or employees. Management believes that the method used for these allocations is reasonable.

NOTE 2 -- TRANSCO ENERGY ACQUISITION

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 10.4 million shares of Williams common stock valued at $334 million. The acquisition is accounted for as a purchase. The results of operations of the Transco Energy entities contributed to Williams Holdings beginning January 18, 1995, are included 100 percent in Williams Holdings' Consolidated Statement of Income due to the losses from these entities. An allocation of the purchase price was assigned to the assets and liabilities of the Transco Energy entities contributed to Williams Holdings based on their estimated fair values.

     The Transco Energy entities contributed to Williams Holdings are engaged primarily in the natural gas gathering and marketing businesses. Williams Holdings has sold substantially all of Transco Energy's coal operations, coalbed methane properties and certain pipeline and gathering operations. Results of operations and changes in the carrying amount of these businesses during the holding period and the gain from the ultimate dispositions are reflected in the purchase price and are not material.

     Williams made cash contributions during 1995 of approximately $792 million to Transco Energy primarily to retire and/or terminate certain Transco Energy borrowings, $4.75 preferred stock and interest-rate swaps, to advance funds to Transcontinental Gas Pipe Line and Texas Gas for the termination of sale of receivables facilities and to assume all amounts payable by Transco Energy to Transcontinental Gas Pipe Line and Texas Gas. Effective with the May 1, 1995, merger, Transco Energy's $3.50 cumulative convertible preferred stock was exchanged for Williams' $3.50 cumulative convertible preferred stock and Williams assumed all Transco Energy external debt, except Transcontinental Gas Pipe Line and Texas Gas debt. These noncash transactions totaled approximately $911 million and were capital contributions by Williams to Williams Holdings.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     The following unaudited pro forma information combines the results of operations of Williams Holdings and the Transco Energy entities contributed to Williams Holdings as if the purchase occurred on January 1, 1994.

                                                                        1995       1994
                                                                       -------    -------
                                                                           (MILLIONS)
                                                                           UNAUDITED
    Revenues.........................................................  $1,358.0   $1,089.7
    Income from continuing operations................................     240.8      104.5
    Income before extraordinary loss.................................   1,259.6      198.5
    Net income.......................................................   1,259.6      192.4

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred on January 1, 1994, or of future results of operations of the combined companies.

NOTE 3 -- DISCONTINUED OPERATIONS

     On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Prior period operating results for the network services operations are reported as discontinued operations. Under the terms of the agreement, Williams Holdings retained Williams Telecommunications Systems, Inc. (WilTel), a national telecommunications equipment supplier and service company, and Vyvx, Inc. (included in WilTech Group), which operates a national video network specializing in broadcast television applications.

     Summarized operating results of discontinued operations are as follows:

                                                                           1994      1993
                                                                          ------    ------
                                                                             (MILLIONS)
    Revenues............................................................  $921.8    $663.8
    Operating profit....................................................   163.1      97.0
    Provision for income taxes..........................................    60.9      32.2
    Income from discontinued operations.................................    94.0      46.4

     The assets and liabilities that were transferred to LDDS in the sale of the network services operations are presented in the Consolidated Balance Sheet on a net basis at December 31, 1994. Net assets consist of current assets ($86.5 million), net property, plant and equipment ($797.8 million), other assets and deferred charges ($144.3 million), less current liabilities ($218.3 million) and other liabilities ($66.7 million).

NOTE 4 -- INVESTING ACTIVITIES

                                                                          1995       1994
                                                                         ------     ------
                                                                             (MILLIONS)
    Investments:
      Williams debentures..............................................  $449.0     $   --
      Williams common stock............................................      --      336.3
      Williams warrants................................................    25.4         --
      Texasgulf Inc. (15%).............................................      --      150.0
      Other, at equity (varying ownerships from 3.2% to 50%)...........    84.1       49.7
      Other, at cost...................................................    40.6         --
                                                                         ------     ------
                                                                         $599.1     $536.0
                                                                         ======     ======

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     At December 31, 1994, the investment in common stock of Williams had a cost basis of $395 million, a gross unrealized loss of $59 million and a net unrealized loss of $36 million. In April 1995, Williams Holdings exchanged 12.2 million shares of Williams common stock with a market value at exchange date of $385 million and a cost basis of $360 million for Williams convertible debentures and warrants having a total fair value of $385 million at the time of the exchange. The exchange resulted in the recognition of a pre-tax gain of $25.4 million. The convertible debentures, with a face value of $360 million, bear interest at 6 percent, mature in 2005 and are convertible into 9.3 million shares of Williams common stock at $38.58 per share. The warrants give Williams Holdings the right to purchase 7.5 million shares of Williams common stock at $46.67 per share and were recorded at appraised value of $25 million. The warrants are exercisable immediately and mature five years from date of issuance. In October 1995, Williams Holdings sold its remaining investment in Williams common stock for $46.2 million in cash resulting in a pre-tax gain of approximately $11 million.

     At December 31, 1995, certain equity investments, with a carrying value of $30.8 million, have a market value of $81.5 million.

     In 1995, Williams Holdings sold its 15 percent interest in Texasgulf Inc. for approximately $124 million in cash, which resulted in an after-tax gain of approximately $16 million because of previously unrecognized tax benefits included in the provision for income taxes.

     Investing income from continuing operations (see Note 14):

                                                                    1995     1994     1993
                                                                    -----    -----    -----
                                                                           (MILLIONS)
    Interest......................................................  $46.1    $ 1.0    $ 1.1
    Dividends.....................................................   20.8      6.6      5.6
    Equity earnings...............................................    8.4      7.4     15.9
                                                                    -----    -----    -----
                                                                    $75.3    $15.0    $22.6
                                                                    =====    =====    =====

     Dividends and distributions received from companies carried on an equity basis were $11 million in 1995 and 1994 and $14 million in 1993.

NOTE 5 -- ASSET SALES AND WRITE-OFF OF PROJECT COSTS

     In the fourth quarter of 1995, the development of a commercial coal gasification venture in south-central Wyoming was canceled, resulting in a $41.4 million pre-tax charge. Of this amount, $38 million represents the capitalized costs related to lease acquisitions and permits, site preparations, engineering and drilling costs for injection and production wells, water, oxygen and steam injection mixtures, surface well and testing equipment and other related project costs. This $41.4 million amount also includes what management believes to be a reasonable estimate of future costs of $4 million to reclaim the site, of which it is expected that 60 percent to 70 percent will be incurred during 1996 and the remainder over a five-year period. Williams Holdings will perform the reclamation of the site in coordination with various governmental agencies and expects to receive necessary environmental releases and approvals upon completion of the reclamation.

     In 1994, 3,461,500 limited partner common units were sold in Northern Border Partners, L.P. Net proceeds from the sale were approximately $80 million and the sale resulted in a pre-tax gain of $22.7 million. As a result of the sale, Williams Holdings' original 12.25 percent interest in Northern Border partnerships has been reduced to 3.2 percent.

     In a 1993 public offering, 6.1 million units were sold in the Williams Coal Seam Gas Royalty Trust (Trust), which resulted in net proceeds of $113 million and a pre-tax gain of $51.6 million. The Trust owns defined net profits interests in the developed coal-seam properties in the San Juan Basin of New Mexico and Colorado, which were conveyed to the Trust by Williams Production Company. Ownership of an additional 3.6 million units remains with Williams Holdings.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     In March 1993, the intrastate natural gas pipeline system and other related assets in Louisiana were sold for $170 million in cash, resulting in a pre-tax gain of $45.9 million.

NOTE 6 -- PROVISION FOR INCOME TAXES

     The provision (credit) for income taxes from continuing operations includes:

                                                                  1995      1994      1993
                                                                 ------     -----     -----
                                                                         (MILLIONS)
    Current:
      Federal..................................................  $(49.4)    $28.9     $70.5
      State....................................................   (15.2)      9.3      21.5
                                                                 ------     -----     -----
                                                                  (64.6)     38.2      92.0
                                                                 ------     -----     -----
    Deferred:
      Federal..................................................    96.4      14.0       7.4
      State....................................................    25.1       1.4      (6.8)
                                                                 ------     -----     -----
                                                                  121.5      15.4        .6
                                                                 ------     -----     -----
    Total provision............................................  $ 56.9     $53.6     $92.6
                                                                 ======     =====     =====

     Reconciliations from the provision for income taxes attributable to continuing operations at the statutory rate to the provision for income taxes are as follows:

                                                                1995       1994       1993
                                                               ------     ------     ------
                                                                        (MILLIONS)
    Provision at statutory rate..............................  $ 94.0     $ 62.7     $ 85.7
    Increases (reductions) in taxes resulting from:
      Increase in statutory tax rate on beginning of year
         deferred tax balances...............................      --         --        9.0
      State income taxes.....................................    10.6        6.9        9.6
      Coal-seam tax credits..................................   (18.7)     (14.3)     (10.0)
      Decrease in valuation allowance for deferred tax
         assets..............................................   (29.8)        --         --
      Other -- net...........................................      .8       (1.7)      (1.7)
                                                               ------     ------     ------
    Provision for income taxes...............................  $ 56.9     $ 53.6     $ 92.6
                                                               ======     ======     ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                                          1995      1994*
                                                                         ------     ------
                                                                            (MILLIONS)
    Deferred tax liabilities:
      Property, plant and equipment....................................  $393.8     $415.9
      Investments......................................................    76.2       33.1
      Other............................................................   102.3       18.1
                                                                         ------     ------
              Total deferred tax liabilities...........................   572.3      467.1
                                                                         ------     ------
    Deferred tax assets:
      Deferred revenues................................................    19.6       35.9
      Investments......................................................    30.3       75.4
      Accrued liabilities..............................................    97.0       27.5
      Minimum tax credits..............................................    93.9         --
      Other............................................................   137.2       35.2
                                                                         ------     ------
              Total deferred tax assets................................   378.0      174.0
              Valuation allowance for deferred tax assets..............     6.4       29.8
                                                                         ------     ------
              Net deferred tax assets..................................   371.6      144.2
                                                                         ------     ------
    Net deferred tax liabilities.......................................  $200.7     $322.9
                                                                         ======     ======

---------------

* Reclassified to conform to current classification.

     The valuation allowance for deferred tax assets decreased $23.4 million and $1.7 million during 1995 and 1994, respectively.

     Cash payments to Williams and certain state taxing authorities for income taxes are as follows: 1995 -- $336 million; 1994 -- $108 million, before refunds of $6 million; and 1993 -- $117 million.

NOTE 7 -- EXTRAORDINARY LOSS

     The extraordinary loss in 1994 resulted from early extinguishment of debt. A subsidiary of Williams Holdings paid approximately $137 million to redeem higher interest rate debt for a $6.1 million net loss (net of a $3.9 million benefit for income taxes).

NOTE 8 -- EMPLOYEE BENEFIT PLANS

  Pensions

     Williams Holdings is included in Williams' non-contributory defined-benefit pension plans covering the majority of employees. Williams Pipe Line has a separate plan for its union employees. Pekin Energy has separate plans for its salaried and union employees. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Net pension expense related to Williams Holdings' participation in the Williams' plan was as follows:

                                                                     1995     1994     1993
                                                                     ----     ----     ----
                                                                           (MILLIONS)
    Continuing operations..........................................  $5.1     $1.3     $ .5
    Discontinued operations........................................    --      4.6      2.7
                                                                     ----     ----     ----
                                                                     $5.1     $5.9     $3.2
                                                                     ====     ====     ====

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Net pension expense for the Williams Pipe Line and Pekin Energy plans consists of the following:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
                                                                         (MILLIONS)
    Service cost for benefits earned during the year............  $  .6     $  .5     $  .4
    Interest cost on projected benefit obligation...............    1.6       1.1       1.1
    Actual return on plan assets................................   (3.8)       .7      (1.6)
    Amortization and deferrals..................................    1.8      (2.2)       .1
                                                                  -----     -----     -----
    Net pension expense.........................................  $  .2     $  .1     $  --
                                                                  =====     =====     =====

     The following table presents the funded status of the Williams Pipe Line and Pekin Energy plans:

                                                                           1995      1994
                                                                           -----     -----
                                                                              (MILLIONS)
    Actuarial present value of benefit obligations:
      Vested benefits....................................................  $18.2     $11.2
      Non-vested benefits................................................     .3        .3
                                                                           -----     -----
      Accumulated benefit obligations....................................   18.5      11.5
      Effect of projected salary increases...............................    7.4       2.5
                                                                           -----     -----
      Projected benefit obligations......................................   25.9      14.0
    Assets at market value...............................................   22.7      14.6
                                                                           -----     -----
    Assets less than (in excess of) projected benefit obligations........    3.2       (.6)
    Unrecognized net loss................................................   (3.9)     (2.4)
    Unrecognized prior-service cost......................................   (3.2)      (.8)
    Unrecognized transition asset........................................     .8        .9
                                                                           -----     -----
    Pension asset........................................................  $(3.1)    $(2.9)
                                                                           =====     =====

     The discount rate used to measure the present value of benefit obligations is 7 1/4 percent (8 1/2 percent in 1994); the assumed rate of increase in future compensation levels is 5 percent; and the expected long-term rate of return on assets is 10 percent. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, corporate bonds, United States government securities and commercial paper.

     Williams Holdings has retained all liabilities and obligations of its network services operations' plan participants up to the date of sale (see Note
3).

  Postretirement benefits other than pensions

     Williams Holdings is included in Williams' health care plan that provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1992 (January 1, 1996, for Transco Energy employees), have worked five years, attained age 55 while in service with Williams and are a participant in the Williams pension plans.

     Net postretirement benefit expense related to Williams Holdings' participation in the Williams' plan was as follows:

                                                                     1995     1994     1993
                                                                     ----     ----     ----
                                                                           (MILLIONS)
    Continuing operations..........................................  $5.7     $5.5     $5.6
    Discontinued operations........................................    --      1.6      1.5
                                                                     ----     ----     ----
                                                                     $5.7     $7.1     $7.1
                                                                     ====     ====     ====

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Other

     Williams Holdings is included in Williams defined-contribution plans covering substantially all employees. Williams Holdings' contributions are invested primarily in Williams common stock and are based on employees' compensation and, in part, match employee contributions. Williams Holdings' contributions to these plans were $9 million in 1995, $10 million in 1994 and $8 million in 1993. Contributions to these plans made by discontinued operations were $3 million in both 1994 and 1993.

     Effective January 1, 1994, Williams Holdings adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided to former or inactive employees after employment but before retirement. Adoption of the standard reduced 1994 net income by approximately $2 million and is not reported as a change in accounting principle due to immateriality.

     During November 1994, Williams Holdings entered into a deferred share agreement (the Agreement) in connection with the sale of its network services operations. Under the terms of the Agreement, Williams will distribute up to approximately 2.6 million shares of Williams common stock to key employees of the network services operations over various periods through 1998, less amounts necessary to meet minimum tax withholding requirements. The associated liability has been recorded by Williams Holdings. Williams distributed 314,405 and 273,095 shares during 1995 and 1994, respectively.

NOTE 9 -- INVENTORIES

                                                                           1995      1994
                                                                           -----     -----
                                                                              (MILLIONS)
    Natural gas in underground storage:
      Williams Energy Services...........................................  $ 6.0     $ 8.7
      Other..............................................................    1.1       1.5
    Petroleum products:
      Williams Energy Services...........................................   12.8      13.5
      Other..............................................................   27.4      19.1
    Materials and supplies:
      WilTel.............................................................   28.2      28.6
      Other..............................................................   18.9      13.2
    Other................................................................    3.2        --
                                                                           -----     -----
                                                                           $97.6     $84.6
                                                                           =====     =====

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

                                                                       1995        1994
                                                                      -------     -------
                                                                          (MILLIONS)
    Cost:
      Williams Field Services Group................................. $1,561.2    $1,173.3
      Williams Pipe Line............................................  1,023.3       809.6
      WilTel........................................................     55.2        32.1
      WilTech Group.................................................     90.7        69.5
      Other.........................................................    107.8        29.0
                                                                     --------    --------
                                                                      2,838.2     2,113.5
    Accumulated depreciation........................................   (613.0)     (528.4)
                                                                     --------    --------
                                                                     $2,225.2    $1,585.1
                                                                     ========    ========

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Commitments for construction and acquisition of property, plant and equipment are approximately $189 million at December 31, 1995.

     The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The standard, which will be adopted in the first quarter of 1996, is not expected to have a material effect on Williams Holdings' financial position or results of operations.

NOTE 11 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $54 million at December 31, 1995, and $31 million at December 31, 1994.

                                                                           1995      1994
                                                                          ------    ------
                                                                             (MILLIONS)
    Accrued liabilities:
      Federal income taxes payable -- affiliate.........................  $236.7    $   --
      State income taxes payable........................................    78.3       2.8
      Employee costs....................................................    47.4      26.2
      Deferred revenue..................................................    34.4      24.5
      Transportation and exchange gas payable...........................    28.7       5.7
      Taxes other than income taxes.....................................    23.0      29.1
      Other.............................................................   171.4      59.1
                                                                          ------    ------
                                                                          $619.9    $147.4
                                                                          ======    ======

NOTE 12 -- DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes payable

     During 1994, Williams Holdings entered into a $400 million short-term credit agreement to finance the acquisition of Williams common stock. Notes payable totaling $398 million were outstanding under this agreement at December 31, 1994. These notes were repaid in January 1995. The weighted average interest rate on the outstanding short-term borrowings at December 31, 1994, was 6.79 percent.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Debt

                                                                WEIGHTED
                                                                AVERAGE
                                                                INTEREST
                                                                 RATE*       1995      1994
                                                                --------    ------    ------
                                                                               (MILLIONS)
    Williams Holdings of Delaware, Inc.
      Revolving credit loans -- Williams (Note 14)............              $   --    $389.9
                                                                            ======    ======
    Williams Holdings of Delaware, Inc.
      Revolving credit loans..................................     6.3%     $150.0    $   --
    Williams Pipe Line
      Notes, 8.95% and 9.78%, payable through 2001............     9.3       110.0     120.0
    Williams Energy Ventures
      Adjustable rate notes, payable 1996 through 2002........     8.3        21.0        --
    Other, payable through 1999...............................     8.0         7.1      10.1
                                                                            ------    ------
                                                                             288.1     130.1
    Current portion of long-term debt.........................               (14.2)    (13.0)
                                                                            ------    ------
                                                                            $273.9    $117.1
                                                                            ======    ======

---------------

* At December 31, 1995.

     Williams Holdings and Williams Pipe Line participate in Williams' $800 million credit agreement. Williams Holdings and Williams Pipe Line's maximum borrowing availability, subject to borrowings by other affiliated companies, is $600 million and $100 million, respectively. Williams Holdings had $150 million of borrowings and Williams Pipe Line had no borrowings under this facility at December 31, 1995. Interest rates vary with current market conditions. Certain amounts outstanding at December 31, 1995, under this facility do not reduce amounts available to Williams Holdings in the future. The available amount at December 31, 1995, is $620 million.

     In January 1996, Williams Holdings issued $250 million of 6.25 percent debentures due 2006.

     Terms of one subsidiary's borrowing arrangements limit the transfer of funds to Williams Holdings. At December 31, 1995, approximately $200 million of net assets of consolidated subsidiaries was restricted. Undistributed earnings of companies and partnerships accounted for under the equity method of $13 million are included in Williams Holdings' consolidated retained earnings at December 31, 1995.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows:

                                                                            (MILLIONS)
                                                                            ----------
        1996..............................................................     $ 13
        1997..............................................................       14
        1998..............................................................       14
        1999..............................................................       14
        2000..............................................................      214

     Cash payments for interest (net of amounts capitalized) related to continuing operations are as follows: 1995 -- $51 million; 1994 -- $28 million and 1993 -- $19 million, including payments to Williams of $25 million, $17 million and $11 million, respectively. Cash payments for interest (net of amounts capitalized) related to discontinued operations are as follows:
1994 -- $9 million and 1993 -- $16 million, including payments to Williams of $3 million in 1994.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Leases

     Future minimum annual rentals under non-cancelable operating leases related to continuing operations (including a total of $12 million to affiliates) are $19 million in 1996, $14 million in 1997, $8 million in 1998, $6 million in 1999, $3 million in 2000 and $10 million thereafter.

     Total rent expense from continuing operations was $39 million in 1995, $16 million in 1994 and $10 million in 1993, including $4 million in 1995 and 1994 and $2 million in 1993 paid to Williams and affiliates. Total rent expense from discontinued operations was $72 million in 1994 and $61 million in 1993, including $2 million in 1994 and 1993 paid to Williams.

NOTE 13 -- FINANCIAL INSTRUMENTS

  Fair-value methods

     The following methods and assumptions were used by Williams Holdings in estimating its fair-value disclosures for financial instruments:

          Cash and cash equivalents and notes payable: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Notes receivable: For those notes with interest rates approximating market or maturities of less than three years, fair value is estimated to approximate historically recorded amounts. For those notes with maturities beyond three years and fixed interest rates, fair value is calculated using discounted cash flow analysis based on current market rates.

          Due from parent: The amounts bear interest at rates approximating market; therefore, fair value is estimated to approximate historically recorded amounts.

          Investment in Williams debentures: The fair value of Williams Holdings' investment is based on the prices of similar securities with similar terms and credit ratings. Williams Holdings used the expertise of an outside investment banking firm to estimate fair value.

          Investment in Williams common stock: The fair value of Williams Holdings' investment is based on quoted market prices.

          Investment in Williams warrants: The fair value of Williams Holdings' investment is based on option pricing techniques. Williams Holdings used the expertise of an outside investment banking firm to estimate fair value.

          Revolving credit loans -- Williams: The loans bear interest at rates approximating market; therefore, fair value is estimated to approximate historically recorded amounts.

          Long-term debt: The fair value of Williams Holdings' long-term debt, all private, is valued based on the prices of similar securities with similar terms and credit ratings. Williams Holdings' used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

          Energy-related trading and hedging: Includes forwards, futures, options, swaps and purchase and sales commitments. Fair value reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Carrying amounts and fair values of Williams Holdings' financial instruments

     Asset (liability)

                                                            1995                   1994
                                                     -------------------    -------------------
                                                     CARRYING     FAIR      CARRYING     FAIR
                                                      AMOUNT      VALUE      AMOUNT      VALUE
                                                     --------    -------    --------    -------
                                                                     (MILLIONS)
    Cash and cash equivalents......................  $   29.5    $  29.5    $   17.9    $  17.9
    Notes receivable...............................      13.5       13.5         6.2        6.0
    Due from parent................................     246.8      246.8          --         --
    Investment in Williams debentures..............     449.0      449.0          --         --
    Investment in Williams common stock............        --         --       336.3      336.3
    Investment in Williams warrants................      25.4       56.2          --         --
    Notes payable..................................        --         --      (398.2)    (398.2)
    Revolving credit loans -- Williams.............        --         --      (389.9)    (389.9)
    Long-term debt, including current portion......    (287.2)    (297.4)     (127.9)    (132.1)
    Energy-related trading:
      Assets.......................................     102.5      102.5        22.7       22.7
      Liabilities..................................    (283.1)    (283.1)      (15.8)     (15.8)
    Energy-related hedging:
      Assets.......................................       2.9        4.5          .3         .3
      Liabilities..................................       (.6)      (3.2)       (8.5)      (8.5)

     The above asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

     The 1995 average fair value of the energy-related trading assets and liabilities is $57.3 million and $144.6 million, respectively. The 1994 average fair value of the energy-related trading assets and liabilities is $9.2 million and $8.5 million, respectively.

  Off-balance-sheet credit and market risk

     Williams Holdings is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     Williams Holdings sold, with limited recourse, certain receivables. The aggregate limit under these receivables facilities was $80 million at December 31, 1994 (all related to discontinued operations). Williams Holdings received $45 million of additional net proceeds in 1994 and none in 1993. At December 31, 1994, $80 million (all related to discontinued operations) of such receivables had been sold. Williams Holdings has no risk of credit loss because amounts outstanding relate to discontinued operations (see Note 3).

     In connection with the sale of units in the Williams Coal Seam Gas Royalty Trust (Trust), Williams Holdings indemnified the Trust against losses from certain litigation (see Note 16) and guaranteed minimum gas prices through 1997. At December 31, 1995 and 1994, Williams Holdings has a recorded liability of $10 million for these items, representing the maximum amount for the first guarantee and an estimate of the gas price exposure based on historical operating trends and an assessment of market conditions. While Williams Holdings' maximum exposure from this guarantee exceeds amounts accrued, it is not practicable to determine such amount because of the unique aspects of the guarantee.

     In connection with the sale of the network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $180 million at December 31, 1995, for lease rental

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

obligations. LDDS has advised that it is negotiating with the guaranteed parties to remove Williams as guarantor. Williams Holdings could be impacted if Williams has to perform under the guarantee.

     Williams Holdings has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $5 million at December 31, 1995 and 1994. Williams Holdings believes it will not have to perform under these agreements because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

  Commodity price-risk management services

     Williams Energy Services provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of financial instruments, including forward contracts, futures contracts, option contracts, swap agreements and purchase and sale commitments. See Note 1 for a description of the accounting for these trading activities.

     Williams Energy Services enters into forward contracts and purchase and sale commitments which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. Swap agreements call for Williams Energy Services to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. The variable prices are generally based on either industry pricing publications or exchange quotations. Williams Energy Services buys and sells option contracts which give the buyer the right to exercise the options and receive the difference between a predetermined strike price and a market price at the date of exercise. The market prices used for natural-gas-related contracts are generally exchange quotations. Williams Energy Services also enters into futures contracts which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations.

     Williams Energy Services manages risk from financial instruments by making various logistical commitments which manage profit margins through offsetting financial instruments. As a result, price movements can result in losses on certain contracts offset by gains on others.

     Williams Energy Services takes an active role in managing and controlling market and counterparty risks and has established formal control procedures which are reviewed on an ongoing basis. Williams Energy Services attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. In the normal course of business, collateral is not required for financial instruments with credit risk.

     The notional quantities for all trading financial instruments at December 31, 1995, and December 31, 1994, are as follows:

                                                                1995                 1994
                                                         ------------------    -----------------
                                                         PAYOR     RECEIVER    PAYOR    RECEIVER
                                                         ------    --------    -----    --------
    Fixed price:
      Natural gas (TBtu)...............................   873.2       847.3    181.4      179.5
      Refined products and crude (MMBbls)..............    15.9        14.9     11.2       12.5
    Variable price:
      Natural gas (TBtu)............................... 1,841.2     1,517.2     85.0      136.3
      Refined products and crude (MMBbls)..............     2.8         2.5      2.5        2.5

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     The net cash flow requirement related to these contracts at December 31, 1995, was $215 million. At December 31, 1995, the average remaining life of the trading fixed-price portfolio is approximately two years and four years for the trading variable-price portfolio.

     In 1995, certain gas marketing operations of Williams Energy Services, along with gas marketing operations from Transco Energy, were combined with the commodity price-risk management and trading activities of Williams Energy Services. Such combination in 1995 involves managing the price and other business risks and opportunities of such physical gas-trading activities and any related financial instruments previously accounted for as hedges in common-risk portfolios with Williams Energy Services' other financial instruments. These former marketing activities, consisting of buying and selling natural gas, through 1994 were reported on a "gross" basis in the Consolidated Statement of Income as revenues and profit-center costs. Concurrent with completing the combination of such activities with the commodity price-risk management operations in the third quarter of 1995, the related contract rights and obligations along with any related financial instruments previously accounted for as hedges, were recorded in the Consolidated Balance Sheet on a current-market-value basis and the related income statement presentation was changed to a net basis. Such revenues reported on a gross basis through the first two quarters of 1995 were reclassified to a net basis concurrent with this change in the third quarter of 1995. Following is a summary of Williams Energy Services' revenues:

                                                                          1995       1994
                                                                         -------    ------
    Financial instrument and physical trading market gains -- net......  $  65.8    $ 14.2
    Gross marketing revenues...........................................    460.8*    249.2
    Gross marketing cost...............................................   (442.3)*      --
    Other..............................................................      1.5        .3
                                                                         -------    ------
                                                                         $  85.8    $263.7
                                                                         =======    ======

---------------

* Through June 30, 1995.

  Concentration of credit risk

     Williams Holdings' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams Holdings' investment policy limits its credit exposure to any one financial institution.

     At December 31, 1995 and 1994, approximately 36 percent and 44 percent, respectively, of receivables are for telecommunications and related services; approximately 50 percent and 30 percent, respectively, of receivables are for the sale of natural gas and related products or services; and approximately 9 percent and 23 percent, respectively, of receivables are for petroleum products and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Telecommunications customers include numerous corporations. Petroleum products customers include refiners and marketers primarily in the central United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 14 -- RELATED PARTY TRANSACTIONS

     Williams charges its subsidiaries, including Williams Holdings and its subsidiaries, for certain corporate general and administrative expenses which are directly identifiable or allocable to the subsidiaries and for other general corporate expenses utilizing a combination of revenues, property at cost and payroll for the allocation base. Details of such charges for continuing operations are as follows:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
                                                                          (MILLIONS)
    Direct costs................................................  $16.6     $11.2     $ 8.2
    Allocated parent company expenses...........................   13.0      20.0      17.7

     The direct costs above are reflected in selling, general and administrative expenses.

     Direct costs charged to discontinued operations were $7 million for both 1994 and 1993.

     Prior to 1995, Williams Holdings and its subsidiaries maintained promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. During 1995, the subsidiaries' promissory notes with Williams were transferred to Williams Holdings. In 1995, Williams Holdings has a promissory note with Williams for advances to Williams and one of Williams Holdings' subsidiaries has a note payable to Williams. Amounts outstanding are payable on demand, however, any amounts outstanding have been classified as long-term inasmuch as there has been no expectation for Williams or Williams Holdings to demand payment in the next year. The notes do not require commitment fees. Interest is payable monthly and rates vary with market conditions. The interest rates were 6.39 percent and 6.69 percent at December 31, 1995 and 1994, respectively. Investing income for 1995 includes $42.6 million, resulting from advances to affiliates, while interest accrued includes $3.4 million, $8.2 million and $.2 million for 1995, 1994 and 1993, respectively, resulting from advances from affiliates.

     Investing income also includes dividends received on the investment in Williams common stock of $4.7 million and $2.1 million in 1995 and 1994, respectively.

     Williams Holdings' subsidiaries have transactions primarily with the following affiliates: Williams Natural Gas, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas. Revenues include $145 million, $4 million and $35 million for 1995, 1994 and 1993, respectively, of transactions with affiliates, primarily natural gas sales. Costs and operating expenses include $71 million, $18 million and $9 million for 1995, 1994 and 1993, respectively, of transactions with affiliates, primarily transportation costs. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

NOTE 15 -- OTHER FINANCIAL INFORMATION

     Intercompany revenues (at prices that generally apply to sales to unaffiliated parties) are as follows:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
                                                                         (MILLIONS)
    Williams Field Services Group...............................  $ 9.1     $30.0     $14.3
    Williams Energy Services....................................   23.2      16.3       7.3
    Williams Pipe Line..........................................   32.8      16.7       1.4
    Other.......................................................     --        .1        .1
                                                                  -----     -----     -----
                                                                  $65.1     $63.1     $23.1
                                                                  =====     =====     =====

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Information for business segments is as follows:

                                                               1995        1994        1993
                                                             --------    --------    --------
                                                                        (MILLIONS)
    Identifiable assets at December 31:
      Williams Field Services Group........................  $1,438.0    $1,017.2    $  942.0
      Williams Energy Services.............................     398.6        96.4        84.7
      Williams Pipe Line...................................     870.5       678.4       586.0
      WilTel...............................................     263.0       251.0       165.5
      WilTech Group........................................     138.5        60.2        26.6
      Investments..........................................     599.1       536.0       257.8
      Corporate and other..................................     458.7        57.3        31.6
      Discontinued operations..............................        --       743.6       895.2
                                                             --------    --------    --------
              Consolidated.................................  $4,166.4    $3,440.1    $2,989.4
                                                             ========    ========    ========
    Additions to property, plant and equipment:
      Williams Field Services Group........................  $  242.9    $  158.0    $  110.8
      Williams Pipe Line...................................      87.9        46.6        62.9
      WilTel...............................................      24.1         4.9         1.9
      WilTech Group........................................       8.3         8.0         5.9
      Other................................................      12.0         6.0         8.8
                                                             --------    --------    --------
              Consolidated.................................  $  375.2    $  223.5    $  190.3
                                                             ========    ========    ========
    Depreciation and depletion:
      Williams Field Services Group........................  $   49.5    $   41.8    $   37.9
      Williams Pipe Line...................................      26.4        22.4        21.4
      WilTel...............................................       5.9         5.3         4.7
      WilTech Group........................................       8.3         7.4         3.9
      Other................................................       4.2         3.1         2.1
                                                             --------    --------    --------
              Consolidated.................................  $   94.3    $   80.0    $   70.0
                                                             ========    ========    ========

NOTE 16 -- CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters

     Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $179 million at December 31, 1995. As a result of various FERC rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

  Environmental matters

     Certain Williams Holdings' subsidiaries have been named as potentially responsible parties (PRP) at various Superfund waste disposal sites. In addition, these subsidiaries have incurred or are alleged to have incurred various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams Holdings does not believe that these obligations or the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Other legal matters

     On December 31, 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly-owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. On September 13, 1994, the court granted summary judgment in favor of the defendants. The Tribe has lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams Holdings believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

     In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. district court in North Dakota against Transcontinental Gas Pipe Line, a wholly-owned subsidiary of Williams, and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On September 8, 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company (Transco Energy Company and Transco Coal Gas Company being wholly-owned subsidiaries of Williams Holdings) and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys fees. On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals. The settlement is also subject to a Federal Energy Regulatory Commission (FERC) ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. On October 18, 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition for approval of the settlement with similar petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. On December 29, 1995, the administrative law judge issued an initial decision in which he concluded that the settlement was imprudent. If the decision is upheld on appeal, Transcontinental Gas Pipe Line and the other pipelines would be required to refund to their customers amounts collected in excess of the amounts deemed appropriate by the administrative law judge. The pipelines would be entitled to collect the amount of any such customer refunds from Dakota. The administrative law judge's decision will be appealed; however, in the event that the necessary regulatory approvals are not ultimately obtained and Dakota elects to continue the litigation, Transcontinental Gas Pipe Line, Transco Energy Company and Transco Coal Gas Company intend to vigorously defend the suit.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas have been named as defendants in, respectively, six and two lawsuits in which

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

damages claimed aggregate in excess of $133 million. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. Texas Gas has settled its two lawsuits for a total cost of $3.7 million, all but $700,000 of which is recoverable as transition costs under FERC Order 636. On July 17, 1995, a judge in a Texas state court granted a motion by Transcontinental Gas Pipe Line for partial summary judgment, rejecting a major portion of the plaintiff's claims in one of its lawsuits. Producers may receive other demands which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of FERC Order 528.

     On November 14, 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. As of December 31, 1995, it had current outstanding receivables from the Partnership of approximately $20 million, all of which has been reserved. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. On March 21, 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility.

     In addition to the foregoing, various other proceedings are pending against Williams Holdings or its subsidiaries incidental to their operations.

  Summary

     While no assurances may be given, Williams Holdings does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Williams Holdings' future financial position, results of operations or cash flow requirements.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows:

                                                        FIRST     SECOND    THIRD     FOURTH
                          1995                         QUARTER    QUARTER   QUARTER   QUARTER
    -------------------------------------------------  -------    ------    ------    ------
    Revenues.........................................  $ 303.3    $302.3    $338.4    $410.0
    Costs and operating expenses.....................    178.2     199.6     223.2     275.6
    Net income.......................................  1,055.9      65.4      58.7      50.6
                          1994
    -------------------------------------------------
    Revenues.........................................  $ 272.8    $311.2    $333.1    $347.2
    Costs and operating expenses.....................    202.4     225.6     253.9     257.5
    Income before extraordinary loss.................     39.8      64.8      48.1      66.8
    Net income.......................................     39.8      58.7      48.1      66.8

     First-quarter 1995 net income includes the after-tax gain of $1 billion on the sale of Williams Holdings' network services operations (see Note 3 of Notes to Consolidated Financial Statements). The second quarter of 1995 includes a $15.5 million after-tax gain on the exchange of 12.2 million shares of Williams common stock for Williams warrants and subordinated debentures. The second-quarter 1995 also includes a $16 million after-tax gain from the sale of the 15 percent interest in Texasgulf Inc. (see Note 4 of Notes to Consolidated Financial Statements). In third-quarter 1995, Williams Field Services Group recorded $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets, partially offset by an $8 million accrual for a future minimum price natural gas purchase commitment. In fourth-quarter 1995, Williams Energy Services recorded loss accruals of approximately $6 million, primarily related to contract disputes. In fourth-quarter 1995, the development of a commercial coal gasification venture in south-central Wyoming was canceled, resulting in a $41.4 million pre-tax charge (see Note 5 of Notes to Consolidated Financial Statements). Fourth-quarter 1995 also includes an $11 million pre-tax gain on the sale of the remaining investment in Williams common stock (see Note 4 of Notes to Consolidated Financial Statements). Fourth-quarter 1995 income from discontinued operations reflects the $13 million after-tax effect of the reversal of accruals established at the time of the sale of the network services operations.

     Second-quarter 1994 includes a $23 million gain from the sale of assets (see Note 5 of Notes to Consolidated Financial Statements). Fourth-quarter 1994 includes $5 million of costs for evaluating and determining whether to build an oil refinery. Fourth-quarter 1994 discontinued operations includes favorable adjustments of approximately $15 million relating to bad debt recoveries and accrual reversals.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1 and 2. The financial statements and schedules listed in the accompanying index to consolidated financial statements are filed as a part of this annual report.

     (a) 3 and (c). The Exhibits listed below are filed as part of this annual report.

         Exhibit 3   --
           *3.1      -- Certificate of Incorporation of the Company, as amended (filed as
                        Exhibit 3.1 to the Company's Form 10, dated October 18, 1995).
           *3.2      -- By-laws of the Company (filed as Exhibit 3.2 to the Company's Form
                        10, dated October 18, 1995).
         Exhibit 4   --
            *4.1     -- Form of Senior Debt Indenture between the Company and Citibank, N.A., relating to the 6 1/4% Senior Debentures due 2006 (filed as Exhibit
                        4.1 to the Company's Form 10, dated October 18, 1995).
            *4.2     -- U.S. $800,000,000 Credit Agreement, dated as of February 23, 1995, among the Company and certain of its subsidiaries, and the lenders named therein and Citibank, N.A., as agent (filed as Exhibit 4(d) to the Williams Form 10-K for the year ended December 31, 1994).
            *4.3     -- First Amendment, dated as of June 15, 1995, to Exhibit 4.2 above
                        (filed as Exhibit 4.9 to the Northwest Pipeline Corporation
                        Registration Statement on Form S-3 No. 33-62639, filed September 14,
                        1995).
         Exhibit 12  -- Computation of Ratio of Earnings to Fixed Charges.
         Exhibit 23  -- Consent of Independent Auditor
         Exhibit 24  -- Power of Attorney together with certified resolution.
         Exhibit 27  -- Financial Data Schedule.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of 1995.

     (d) The financial statements of partially-owned companies are not presented herein since none of them individually, or in the aggregate, constitute a significant subsidiary.

---------------

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(A) 1 AND 2

                                                                                        PAGE
                                                                                        ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended December 31, 1995........  F-10
  Consolidated balance sheet at December 31, 1995 and 1994............................  F-11
  Consolidated statement of stockholder's equity for the three years ended December
     31, 1995.........................................................................  F-12
  Consolidated statement of cash flows for the three years ended December 31, 1995....  F-13
  Notes to consolidated financial statements..........................................  F-14
  Schedules for the three years ended December 31, 1995:
     II -- Valuation and qualifying accounts..........................................  F-36
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)................................................  F-33

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(A)

                                                                 ADDITIONS
                                                             -----------------
                                                             CHARGED
                                                             TO COSTS
                                                 BEGINNING     AND                                ENDING
                                                  BALANCE    EXPENSES    OTHER    DEDUCTIONS(B)   BALANCE
                                                 ---------   --------    -----    -------------   -------
                                                                        (MILLIONS)
Allowance for doubtful accounts:
  1995..........................................   $ 7.2       $3.6      $1.5 (c)     $ 2.0        $10.3
  1994..........................................     9.4        4.0(d)     --           6.2(e)       7.2
  1993..........................................    15.5         .3(f)     --           6.4          9.4

---------------

(a) Deducted from related assets.

(b) Represents balances written off, net of recoveries and reclassifications.

(c) Relates primarily to acquisition of businesses.

(d) Excludes $5.7 million related to discontinued operations.

(e) Includes the discontinued operations beginning balance reclassification of $3.6 million.

(f) Includes $4.1 million reversal of amounts previously accrued.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            WILLIAMS HOLDINGS OF DELAWARE, INC.
                                                    (Registrant)

                                            By:     /s/  DAVID M. HIGBEE
                                                -----------------------------
                                                       David M. Higbee
                                                       Attorney-in-fact
Dated: March 27, 1996


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                          TITLE
                  ---------                                          -----
          /s/  KEITH E. BAILEY*                  Chairman of the Board, President, Chief
-------------------------------------------        Executive Officer (Principal Executive
               Keith E. Bailey                     Officer) and Director


         /s/  JACK D. MCCARTHY*                  Senior Vice President (Principal Financial
-------------------------------------------        Officer) and Director
              Jack D. McCarthy


           /s/  GARY R. BELITZ*                  Controller (Principal Accounting Officer)
-------------------------------------------
                Gary R. Belitz


      /s/  JOHN C. BUMGARNER, JR.*               Director
-------------------------------------------
           John C. Bumgarner, Jr.


        /s/  STEPHEN L. CROPPER*                 Director
-------------------------------------------
             Stephen L. Cropper


       /s/  LLOYD A. HIGHTOWER*                  Director
-------------------------------------------
            Lloyd A. Hightower


          /s/  HENRY C. HIRSCH*                  Director
-------------------------------------------
               Henry C. Hirsch


         /s/  HOWARD E. JANZEN*                  Director
-------------------------------------------
              Howard E. Janzen


*By         /s/  DAVID M. HIGBEE
    ---------------------------------------
                 David M. Higbee
                 Attorney-in-fact

Dated: March 27, 1996

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
Exhibit 3   --
  *3.1      -- Certificate of Incorporation of the Company, as amended (filed as
               Exhibit 3.1 to the Company's Form 10, dated October 18, 1995).
  *3.2      -- By-laws of the Company (filed as Exhibit 3.2 to the Company's Form
               10, dated October 18, 1995).
Exhibit 4   --
   *4.1     -- Form of Senior Debt Indenture between the Company and Citibank, N.A., relating to the 6 1/4% Senior Debentures due 2006 (filed as Exhibit
               4.1 to the Company's Form 10, dated October 18, 1995).
   *4.2     -- U.S. $800,000,000 Credit Agreement, dated as of February 23, 1995, among the Company and certain of its subsidiaries, and the lenders named therein and Citibank, N.A., as agent (filed as Exhibit 4(d) to the Williams Form 10-K for the year ended December 31, 1994).
   *4.3     -- First Amendment, dated as of June 15, 1995, to Exhibit 4.2 above
               (filed as Exhibit 4.9 to the Northwest Pipeline Corporation
               Registration Statement on Form S-3 No. 33-62639, filed September 14,
               1995).
Exhibit 12  -- Computation of Ratio of Earnings to Fixed Charges.
Exhibit 23  -- Consent of Independent Auditor
Exhibit 24  -- Power of Attorney together with certified resolution.
Exhibit 27  -- Financial Data Schedule.