Form 10-Q
period 1996-03-31
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1996-05-15
CIK 947779

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   (Mark One)

                                     ( X )
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1996
                               -------------------------------------------------

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                -----------------------      -------------------

Commission file number                            000-20555
                       ---------------------------------------------------------


                      WILLIAMS HOLDINGS OF DELAWARE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                                            73-1455707
- ---------------------------------------                              ----------------------------------------
      (State of Incorporation)                                          (IRS Employer Identification Number)


        ONE WILLIAMS CENTER
         TULSA, OKLAHOMA                                                              74172
- ---------------------------------------                              ----------------------------------------
(Address of principal executive office)                                             (Zip Code)


Registrant's telephone number:                                                    (918) 588-2000
                                                                     ----------------------------------------


                                   NO CHANGE
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                  ---         ---


  The number of shares of the registrant's Common Stock outstanding at May 10, 1996, was 1,000 shares, all of which are owned by The Williams Companies, Inc.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                                     INDEX


Part I.  Financial Information                                                                                   Page
                                                                                                                 ----
    Item 1.  Financial Statements

       Consolidated Statement of Income--Three Months Ended
          March 31, 1996 and 1995                                                                                 2

       Consolidated Balance Sheet--March 31, 1996 and
          December 31, 1995                                                                                       3

       Consolidated Statement of Cash Flows--Three Months
          Ended March 31, 1996 and 1995                                                                           5

       Notes to Consolidated Financial Statements                                                                 7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                               13

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                                                    16

       Exhibit 12--Computation of Ratio of Earnings to
                     Fixed Charges


Portions of this document may constitute "forward looking statements" as defined by federal law. Although Williams Holdings of Delaware, Inc. believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the Williams Holdings of Delaware, Inc.'s annual report on Form 10-K.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                   (Millions)
                                                              -----------------------
                                                               Three months ended
                                                                     March 31,
                                                              -----------------------
                                                               1996            1995
                                                              ------         --------
Revenues (Note 8):

   Williams Field Services Group                              $159.6         $   94.6
   Williams Energy Services                                     26.7             35.2
   Williams Pipe Line                                          126.5             64.4
   WilTel                                                      122.0            126.7
   WilTech Group                                                18.6              7.9
   Other                                                        12.6              7.3
   Intercompany eliminations                                   (32.5)           (32.8)
                                                              ------         --------

         Total revenues                                        433.5            303.3
                                                              ------         --------

Profit-center costs and expenses (Note 8):
   Costs and operating expenses                                282.5            178.2
   Selling, general and administrative expenses                 64.9             51.3
   Other (income) expense--net                                   2.9             (1.3)
                                                              ------         --------

         Total profit-center costs and expenses                350.3            228.2
                                                              ------         --------

Operating profit (loss):
   Williams Field Services Group                                44.1             30.4
   Williams Energy Services                                     16.4             25.0
   Williams Pipe Line                                           18.3             14.8
   WilTel                                                        3.0              7.9
   WilTech Group                                                 (.2)            (2.1)
   Other                                                         1.6              (.9)
                                                              ------         --------

         Total operating profit                                 83.2             75.1

Allocated parent company expenses                               (4.5)            (4.3)
Interest accrued (Note 8)                                       (6.6)           (23.1)
Interest capitalized                                             1.5               .6
Investing income (Note 8)                                        9.9             27.6
Other expense--net                                              (2.4)            (6.1)
                                                              ------         --------
Income from continuing operations
    before income taxes                                         81.1             69.8
Provision for income taxes (Note 3)                             28.0             19.6
                                                              ------         --------

Income from continuing operations                               53.1             50.2

Income from discontinued operations (Note 4)                       -          1,005.7
                                                              ------         --------

Net income                                                    $ 53.1         $1,055.9
                                                              ======         ========



                           See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                                               Millions
                                                                                     -------------------------------
                                                                                     March 31,          December 31,
                                                                                       1996                 1995
                                                                                     ---------          ------------
    ASSETS
    ------

    Current assets:
       Cash and cash equivalents                                                     $    11.3             $   29.5
       Receivables:
          Trade                                                                          558.8                424.1
          Affiliates                                                                      54.5                 77.5
       Inventories                                                                       102.1                 97.6
       Deferred income taxes - affiliates                                                136.1                128.0
       Other                                                                              93.6                 84.7
                                                                                     ---------             --------

            Total current assets                                                         956.4                841.4

    Due from parent                                                                      423.2                246.8

    Investments                                                                          635.4                599.1

    Property, plant and equipment, at cost                                             2,936.7              2,838.2
    Less accumulated depreciation and depletion                                         (659.3)              (613.0)
                                                                                     ---------             --------
                                                                                       2,277.4              2,225.2

    Other assets and deferred charges                                                    233.6                253.9
                                                                                     ---------             --------

            Total assets                                                             $ 4,526.0             $4,166.4
                                                                                     =========             ========



                           See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                     CONSOLIDATED BALANCE SHEET (concluded)
                                  (Unaudited)


                                                                                                 Millions
                                                                                       -------------------------------
                                                                                       March 31,          December 31,
                                                                                         1996                 1995
                                                                                       ---------          ------------

    LIABILITIES AND STOCKHOLDER'S EQUITY
    ------------------------------------

    Current liabilities:
       Accounts payable:
          Trade                                                                        $  355.3            $  253.0
          Affiliates                                                                      260.0               128.6
       Accrued liabilities (Note 5)                                                       421.9               619.9
       Long-term debt due within one year (Note 7)                                         14.1                14.2
                                                                                       --------            --------

            Total current liabilities                                                   1,051.3             1,015.7

    Long-term debt (Note 7)                                                               521.9               273.9

    Deferred income taxes:
       Affiliates                                                                         318.2               290.2
       Other                                                                               42.8                38.5

    Other liabilities                                                                     350.4               396.5

    Contingent liabilities and commitments (Note 9)

    Stockholder's equity:
       Common stock, $1 par value, 1,000 shares
          authorized and outstanding                                                          -                   -
       Capital in excess of par value                                                   1,648.9             1,634.1
       Retained earnings                                                                  517.2               464.1
       Net unrealized gain on non-current
          marketable securities                                                            75.3                53.4
                                                                                       --------            --------

            Total stockholder's equity                                                  2,241.4             2,151.6
                                                                                       --------            --------

            Total liabilities and stockholder's equity                                 $4,526.0            $4,166.4
                                                                                       ========            ========




                           See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                               (Millions)
                                                                                       ---------------------------
                                                                                           Three months ended
                                                                                                March 31,
                                                                                       ---------------------------
                                                                                         1996               1995
                                                                                       ---------         ---------

OPERATING ACTIVITIES:
   Net income                                                                             $ 53.1         $ 1,055.9
   Adjustments to reconcile to cash provided from
      operations:
       Discontinued operations                                                                 -          (1,005.7)
       Depreciation and depletion                                                           29.9              22.3
       Provision for deferred income taxes                                                   8.8              16.2
       Changes in receivables                                                              (83.6)             31.1
       Changes in inventories                                                               (2.6)             (1.7)
       Changes in other current assets                                                      (9.4)              (.3)
       Changes in accounts payable                                                         101.6             (24.0)
       Changes in accrued liabilities                                                      (37.8)             16.4
       Changes in receivables/payables with affiliates                                     153.9             (24.2)
       Net change in non-current unrealized trading
          assets and liabilities                                                            (8.0)            (23.2)
       Other, including changes in non-current assets
          and liabilities                                                                    3.9             (10.4)
                                                                                       ---------         ---------

             Net cash provided by operating activities                                     209.8              52.4
                                                                                       ---------         ---------

FINANCING ACTIVITIES:
   Payments of notes payable                                                                   -            (398.2)
   Payments of long-term debt                                                              (81.0)           (373.4)
   Proceeds from long-term debt                                                            328.7               8.0
   Dividends paid to parent                                                                    -          (1,010.7)
   Changes in parent company advances                                                          -              96.0
   Subsidiary preferred stock redemptions                                                      -            (144.0)
   Other--net                                                                               (1.2)              4.0
                                                                                       ---------         ---------

             Net cash provided (used) by financing activities                              246.5          (1,818.3)
                                                                                       ---------         ---------



                           See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)
                                  (Unaudited)

                                                                                               (Millions)
                                                                                         ------------------------
                                                                                           Three months ended
                                                                                                March 31,
                                                                                         ------------------------
                                                                                           1996            1995
                                                                                         --------        --------
INVESTING ACTIVITIES:
   Capital expenditures                                                                  $  (60.7)       $  (77.3)
   Acquisition of business, net of cash acquired                                            (13.4)              -
   Proceeds from sales of business                                                              -         2,504.2
   Income tax and other payments related to
      discontinued operations                                                              (220.9)              -
   Changes in advances to parent company                                                   (176.4)         (661.2)
   Other--net                                                                                (3.1)            (.4)
                                                                                         --------        --------

         Net cash provided (used) by investing activities                                  (474.5)        1,765.3
                                                                                         --------        --------

         Decrease in cash and cash equivalents                                              (18.2)            (.6)

Cash and cash equivalents at beginning of period                                             29.5            17.9
                                                                                         --------        --------

Cash and cash equivalents at end of period                                               $   11.3        $   17.3
                                                                                         ========        ========


                           See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General

Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the annual financial statements and notes thereto for Williams Holdings' 1995 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at March 31, 1996, and results of operations and cash flows for the three months ended March 31, 1996 and 1995.

Note 2.  Basis of presentation

Revenues and operating profit amounts for the three months ended March 31, 1995, include the operating results of the Transco Energy entities contributed to Williams Holdings since the January 18, 1995, acquisition by Williams.


Note 3.  Provision for income taxes

The provision (credit) for income taxes from continuing operations includes:

                                                 Three months ended
                                                       March 31,
                                               -----------------------
                                                1996              1995
                                               ------            ------
                                                     (Millions)
Current:
    Federal                                     $16.7            $(2.7)
    State                                         2.5              6.1
                                                -----            -----
                                                 19.2              3.4
                                                -----            -----
 Deferred:
    Federal                                       6.3             16.7
    State                                         2.5              (.5)
                                                -----            -----
                                                  8.8             16.2
                                                -----            -----
 Total provision                                $28.0            $19.6
                                                =====            =====

The effective income tax rate in 1996 and 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effect of state income taxes.

Cash payments to Williams and certain taxing authorities for continuing and discontinued operations for income taxes for the three months ended March 31, 1996 and 1995 are $215.1 million and $2 million, respectively.


Note 4.  Discontinued operations

On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Under the terms of the

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


agreement, Williams Holdings retained Williams Telecommunications Systems, Inc. (WilTel), a national telecommunications equipment supplier and service company, and Vyvx, Inc. (included in WilTech Group), which operates a national video network specializing in broadcast television applications and satellite transmission.


Note 5.  Accrued liabilities

                                                                       (Millions)
                                                               --------------------------
                                                               March 31,           December 31,
                                                                  1996                 1995
                                                               ---------           ------------

State income taxes payable                                        $ 79.7               $ 78.3
Federal income taxes payable-affiliate                              35.4                236.7
Employee costs                                                      43.8                 47.4
Deferred revenue                                                    31.8                 34.4
Transportation and exchange gas payable                             25.3                 28.7
Taxes other than income taxes                                       23.6                 23.0
Other                                                              182.3                171.4
                                                                  ------               ------
                                                                  $421.9               $619.9
                                                                  ======               ======


Note 6.  Adoption of new accounting standard

Effective January 1, 1996, Williams Holdings adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of the standard had no effect on Williams Holdings' financial position or results of operations.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 7.  Long-term debt

Long-term debt consists of the following amounts:

                                                                                      (Millions)
                                                                              ----------------------------
                                                Weighted average              March 31,       December 31,
                                                 interest rate*                  1996             1995
                                                ----------------              ---------       ------------
Williams Holdings of Delaware, Inc.
   Revolving credit loans                               5.8                       $150.0            $150.0
   Debentures, 6.25%, due 2006                          6.3                        248.7                 -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                              9.3                        110.0             110.0
Williams Energy Ventures
   Adjustable rate notes,
      payable through 2002                              8.1                         20.6              21.0
Other, payable through 1999                             7.9                          6.7               7.1
                                                                                  ------            ------
                                                                                   536.0             288.1
Current portion of long-term debt                                                  (14.1)            (14.2)
                                                                                  ------            ------
                                                                                  $521.9            $273.9
                                                                                  ======            ======

*At March 31, 1996.

Williams Holdings and Williams Pipe Line participate in Williams' $800 million credit agreement. Williams Holdings' and Williams Pipe Line's maximum borrowing availability, subject to borrowings by other affiliated companies, is $600 million and $100 million, respectively. Interest rates vary with current market conditions. Certain amounts outstanding at March 31, 1996, under this facility do not reduce amounts available to Williams Holdings in the future. The available amount under the facility at March 31, 1996, was $653 million.

Cash payments for interest (net of amounts capitalized) for the three months ended March 31, 1996 and 1995 are $6 million and $21 million, respectively, including payments to Williams and affiliates of $2 million in both 1996 and 1995.


Note 8.  Related party transactions

Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of the subsidiary. Investing income includes $8.9 million and $5 million for three months ended March 31, 1996 and 1995, respectively, from advances to affiliates, while interest accrued includes $2.5 million for the three months ended March 31, 1995.

William Holdings' subsidiaries have transactions primarily with the following affiliates: Williams Natural Gas, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas. Revenues include transactions with affiliates of $143.8 million and $23.4 million for the three months ended March 31, 1996 and 1995, respectively. Williams Holdings also incurred costs and operating expenses, primarily transportation costs of $63.8 million and $45.6 million for the three months ended March 31, 1996 and 1995, respectively, in transactions with

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


affiliates. In connection with Williams Energy Services commodity price risk management activities, $62.9 million and $45.2 million of these costs for the three months ended March 31, 1996 and 1995, respectively, are included in revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.


Note 9.  Contingent liabilities and commitments

Rate and regulatory matters

Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $195 million at March 31, 1996. As a result of various FERC rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

Environmental matters

Certain Williams Holdings' subsidiaries have been named as potentially responsible parties (PRP) at various Superfund waste disposal sites. In addition, these subsidiaries have incurred or are alleged to have incurred various other hazardous materials removal or remediation obligations under environmental laws. Although no assurance can be given, Williams Holdings does not believe that these obligations or the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

Other legal matters

In December 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas.
The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe has lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams Holdings believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. district court in

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


North Dakota against Transcontinental Gas Pipe Line, a wholly-owned subsidiary of Williams, and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company (Transco Energy Company and Transco Coal Gas Company being wholly-owned subsidiaries of Williams Holdings) and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys fees. In March 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals. The settlement is also subject to a Federal Energy Regulatory Commission (FERC) ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. In October 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition for approval of the settlement with similar petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. In December 1995, the administrative law judge issued an initial decision in which he rejected the settlement agreements, finding that they were not prudent, and he ordered the pipeline companies to refund to their customers amounts collected since May 1993, in excess of the amounts he determined were appropriate. At the time of the ruling, Transcontinental Gas Pipe Line estimated that its share of the refunds the administrative law judge would require was approximately $75 million. The pipelines would be entitled to collect the amount of any such customer refunds from Dakota. The administrative law judge's decision is subject to review by the FERC. In February 1996, certain parties filed with the FERC a motion requesting that the FERC establish an additional proceeding to consider claims for additional refunds. Transcontinental Gas Pipe Line's share of these claimed additional refunds is $90 million and pertain to amounts paid to Dakota from November 1, 1988, to May 1, 1993. The pipelines have opposed this motion.

In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits in which damages claimed aggregated in excess of $133 million. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. Five of the eight lawsuits have been settled for cash payments aggregating approximately $8.5 million, all of which has been previously accrued, and of which approximately $3 million is recoverable as transition costs under Order 636. In addition, in July 1995, a judge in a Texas state court granted a motion by Transcontinental Gas Pipe Line for partial summary judgment, rejecting a major

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


portion of the plaintiff's claims in one of the remaining lawsuits. Producers have received and may receive other demands which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of FERC Order 528.

In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. As of March 31, 1996, it had current outstanding receivables from the Partnership of approximately $20 million, all of which has been reserved. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. In March 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC.
HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 1996 vs. First Quarter 1995

WILLIAMS FIELD SERVICES GROUP'S revenues increased $65 million, or 69 percent, due primarily to higher gathering, processing and natural gas liquids sales revenues of $13 million, $5 million and $10 million, respectively, combined with increased natural gas sales volumes. Gathering, processing and liquids volumes increased 25 percent, 29 percent and 20 percent, respectively. Costs and operating expenses increased $43 million, or 80 percent, due primarily to higher natural gas purchase volumes and expanded facilities. Selling, general and administrative expenses increased $4 million, or 41 percent, due primarily to expanded facilities. Other (income) expense--net includes a $3 million environmental remediation accrual. Operating profit increased $13.7 million, or 45 percent, due primarily to higher gathering and processing revenues and increased natural gas and gas liquids margins, partially offset by higher costs and expenses associated with expanded facilities and the environmental remediation accrual.

WILLIAMS ENERGY SERVICES' revenues decreased $8.5 million, or 24 percent, as first-quarter 1995 results included $21 million from originated long-term supply obligations. Partially offsetting this revenue decrease were higher price-risk management and physical trading revenues of $6 million and $7 million, respectively. Natural gas physical trading volumes increased 26 percent due primarily to a full quarter of Transco Energy's gas trading activities in addition to a colder winter. Operating profit decreased $8.6 million, or 35 percent, due primarily to the decrease in revenues.

WILLIAMS PIPE LINE'S revenues (including Williams Energy Ventures) increased $62.1 million, or 96 percent, due primarily to increases in transportation and non-transportation revenues of $4 million and $58 million, respectively. Shipments increased 14 percent due primarily to new business and the impact during 1995 of unfavorable weather conditions and a November 1994 fire at a truck-loading rack. Average length of haul and transportation rate per barrel decreased 4 percent due primarily to shorter haul movements. The increase in non-transportation revenue is due primarily to Williams Energy Ventures' ethanol sales following the 1995 acquisition of Pekin Energy and construction of the Nebraska Energy plant. Costs and expenses increased $59 million, or 118 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) increased $3.5 million, or 23 percent, due primarily to increased transportation revenues. Williams Energy Ventures' results declined $900,000 to a $2.1 million operating loss in 1996, as abnormally high prices for corn used in the production of ethanol resulted in losses at Pekin Energy and Nebraska Energy.

WILTEL'S revenues decreased $4.7 million, or 4 percent, due primarily to lower business activity resulting from inclement weather in the northeastern and central parts of the country, which unfavorably impacted revenues by $12 million. Partially offsetting the lower business activity was $6 million attributable to the January 1996 acquisition of ComLink, Inc. The number of ports in service at March 31, 1996, increased 12 percent compared to March 31, 1995. Costs and operating expenses decreased $4 million, or 4 percent, due primarily to decreased business activity. Selling, general and administrative expenses increased $5 million, or 22 percent, due primarily to the impact of the ComLink acquisition and costs related to management information systems, system integration and Internet capabilities. Operating profit decreased $4.9 million, or 62 percent, due primarily to decreased business activity resulting from the inclement weather and increased costs related to management information systems, system integration and Internet capabilities.

WILTECH'S revenues increased $10.7 million, or 136 percent, due primarily to $5 million in higher digital television services provided, and $4 million attributable to the October 1995 acquisition of NUS Training. Occasional service billable minutes and dedicated service voice grade equivalent miles each increased 19 percent. A $9 million increase in costs and expenses reflects the overall increase in sales activity and higher expenses for developing additional products and services. Operating loss decreased $1.9 million due primarily to the increased sales activity.

INTEREST ACCRUED decreased $16.5 million, or 71 percent, due primarily to the absence of approximately $770 million of Transco Energy's outstanding debt assumed by Williams Holdings for the period January 17 to April 30,1995, as a result of the Transco Energy acquisition. Effective May 1, 1995, all debt resulting from the Transco Energy acquisition was assumed by Williams. Investing income decreased $17.7 million, or 64 percent, due primarily to the absence of a 1995 $15 million dividend from Texasgulf Inc. and $4 million of dividends in 1995 on Williams common stock held by Williams Holdings, partially offset by higher interest earned from Williams. Other expense--net decreased $3.7 million due primarily to the absence of approximately $5 million of dividends for Transco Energy preferred stock and minority interest common stockholders in 1995. The effective income tax rate in 1996 and 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations (see Note 4).

Financial Condition and Liquidity

Liquidity

Williams Holdings considers its liquidity to come from borrowing capacity available under bank-credit facilities and notes receivable from its parent, Williams. During 1995, Williams Holdings became a participant in an $800 million bank-credit facility entered into by Williams. Under this agreement, Williams Holdings and Williams Pipe Line have access to $600 million and $100 million, respectively, subject to borrowing by other affiliated companies. At March 31, 1996, Williams Holdings had access to $653 million of liquidity from the available portion of the bank-credit facility, compared to $620 million at December 31, 1995 (see Note 7). Prior to this facility, Williams Holdings' liquidity came primarily from Williams, and cash requirements to finance working capital, investments and capital expenditures were obtained from Williams through capital contributions or intercompany note agreements.

Williams Holdings and its subsidiaries have amounts receivable from Williams totaling $559 million at March 31, 1996, including $360 million of parent company debentures, compared to $511 million at December 31, 1995, and $50 million at March 31, 1995.

Williams Holdings believes its parent can meet its cash needs because Williams has access to $817 million of liquidity at March 31, 1996, representing the available portion of its $800 million bank-credit facility previously discussed plus cash-equivalent investments. This compares with Williams' liquidity of $726 million at December 31, 1995, and $1.4 billion at March 31, 1995. Williams' liquidity at March 31, 1995, includes the remaining cash proceeds from the sale of the network services operations.

In 1996, capital expenditures are estimated to be approximately $600 million. During 1996, Williams Holdings expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of its bank-credit facility, advances from its parent or debt offerings.

Financing Activities

In January 1996, Williams Holdings filed a $400 million shelf registration statement with the Securities and Exchange Commission and subsequently issued $250 million of debt securities. During 1996, the issuance of additional debt securities under this registration statement is expected. Williams Holdings does not anticipate the need for additional financing arrangements; however, Williams Holdings believes such arrangements could be obtained on reasonable terms if required.

The consolidated long-term debt to long-term debt-plus-equity ratio increased to 18.9 percent at March 31, 1996, from 11.3 percent at December 31, 1995. The increase is due primarily to the issuance of $250 million of debentures in 1996.

Williams Holdings paid dividends to Williams of $1 billion in the first quarter of 1995. No dividend payments were made in the first quarter of 1996. The 1995 dividends were paid primarily from the proceeds from the sale of the network services operations.

The increase in receivables and accounts payable from December 31, 1995, is due primarily to increased trading activities by Williams Energy Services. The decrease in accrued liabilities reflects the payment to Williams of income taxes related to discontinued operations.

                          PART II.  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)   The exhibits listed below are filed as part of this report:

                       Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

              (b) During the first quarter of 1996, Williams Holdings did not file a Form 8-K.

                                                                      Exhibit 12

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in millions)


                                                                                     Three Months Ended
                                                                                       March 31, 1996
                                                                                     ------------------

Earnings:
   Income from continuing operations before income taxes                                        $81.1
   Add:
      Interest expense - net                                                                      5.1
      Rental expense representative of interest factor                                            2.8
      Other                                                                                        .7
                                                                                                -----

         Total earnings as adjusted plus fixed charges                                          $89.7
                                                                                                =====

Fixed charges:
   Interest expense - net                                                                       $ 5.1
   Capitalized interest                                                                           1.5
   Rental expense representative of interest factor                                               2.8
                                                                                                -----

         Total fixed charges                                                                    $ 9.4
                                                                                                =====

Ratio of earnings to fixed charges                                                               9.54
                                                                                                =====




                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WILLIAMS HOLDINGS OF DELAWARE, INC.
                                           -----------------------------------
                                           (Registrant)



                                           Gary R. Belitz
                                           -----------------------------------

                                           Gary R. Belitz
                                           Controller
                                           (Duly Authorized Officer and
                                             Chief Accounting Officer)


May 14, 1996