Form 10-Q
period 1996-06-30
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1996-08-14
CIK 947779

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               ------------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 000-20555
                       --------------------------------------------------------

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                73-145507
- ---------------------------------------    ------------------------------------
      (State of Incorporation)             (IRS Employer Identification Number)

         ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                               74172
- ---------------------------------------    ------------------------------------
(Address of principal executive office)


Registrant's telephone number:                      (918) 588-2000
                                           ------------------------------------

                                   NO CHANGE
- -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

        The number of shares of the registrant's Common Stock outstanding at August 12, 1996, was 1,000, all of which are owned by The Williams Companies, Inc.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                                     INDEX

                                                                Page
                                                                ----
Part I. Financial Information

    Item 1. Financial Statements

        Consolidated Statements of Income -- Three Months
            and Six Months Ended June 30, 1996 and 1995          2

        Consolidated Balance Sheet -- June 30, 1996 and
            December 31, 1995                                    3

        Consolidated Statement of Cash Flows -- Six Months
            Ended June 30, 1996 and 1995                         5

        Notes to Consolidated Financial Statements               7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 14

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K                    20

        Exhibit 12 -- Computation of Ratio to Earnings to
                      Fixed Charges

Portions of this document may constitute "forward-looking statements" as defined by federal law. Although Williams Holdings of Delaware, Inc. believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the Williams Holdings of Delaware, Inc.'s annual report on Form 10-K.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                                                     (MILLIONS)
                                                                                   ----------------------------------------------
                                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                          JUNE 30,                  JUNE 30,
                                                                                   --------------------       -------------------
                                                                                    1996          1995         1996        1995
                                                                                   -------       ------       ------      -------
Revenues (Note 9):

  Williams Field Services Group                                                     $130.1       $105.0       $289.7     $  199.6
  Williams Energy Services                                                            23.5         11.7         50.2         46.9
  Williams Pipe Line                                                                 136.3         69.1        262.8        133.5
  WilTel                                                                             132.9        116.8        254.9        243.5
  WilTech Group                                                                       28.6         10.7         47.2         18.6
  Other                                                                               12.6          2.7         25.2         10.0
  Intercompany eliminations                                                          (43.0)       (13.7)       (75.5)       (46.5)
                                                                                    ------       ------       ------     --------

    Total revenues                                                                   421.0        302.3        854.5        605.6
                                                                                    ------       ------       ------     --------

Profit-center costs and expenses (Note 9):
  Costs and operating expenses                                                       280.1        199.6        562.6        377.8
  Selling, general and administrative expenses                                        69.9         53.7        134.8        105.0
  Other income - net                                                                  (3.7)        (1.2)         (.8)        (2.5)
                                                                                    ------       ------       ------     --------

    Total profit-center costs and expenses                                           346.3        252.1        696.6        480.3
                                                                                    ------       ------       ------     --------

Operating profit (loss):
  Williams Field Services Group                                                       33.3         30.0         77.4         60.4
  Williams Energy Services                                                            13.2           .3         29.6         25.3
  Williams Pipe Line                                                                  25.8         15.7         44.1         30.5
  WilTel                                                                               5.0          6.1          8.0         14.0
  WilTech Group                                                                       (3.9)        (1.5)        (4.1)        (3.6)
  Other                                                                                1.3          (.4)         2.9         (1.3)
                                                                                    ------       ------       ------     --------
    Total operating profit                                                            74.7         50.2        157.9        125.3

Allocated parent company expenses                                                     (4.7)        (3.5)        (9.2)        (7.8)
Interest accrued (Note 9)                                                             (7.6)        (9.8)       (14.2)       (32.9)
Interest capitalized                                                                   (.3)         3.5          1.2          4.1
Investing income (Note 9)                                                              9.7         19.3         19.6         46.9
Gain on sale/exchange of investments -- net (Note 3)                                     -         12.8            -         12.8
Other expense -- net                                                                  (1.7)        (1.9)        (4.1)        (8.0)
                                                                                    ------       ------       ------     --------

Income from continuing operations before income taxes                                 70.1         70.6        151.2        140.4
Provision for income taxes (Note 4)                                                   19.8          5.2        47.8          24.8
                                                                                    ------       ------      ------      --------

Income from continuing operations                                                     50.3         65.4       103.4         115.6

Income from discontinued operations (Note 5)                                             -            -           -       1,005.7
                                                                                    ------       ------      ------      --------

Net income                                                                          $ 50.3       $ 65.4      $103.4      $1,121.3
                                                                                    ======       ======      ======      ========


                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                                                 Millions
                                                                                   ---------------------------------
                                                                                     June 30,           December 31,
                                                                                       1996                 1995
                                                                                   ------------         ------------
    ASSETS
    ------

    Current assets:
       Cash and cash equivalents                                                     $   10.6              $   29.5
       Receivables:
          Trade                                                                         530.3                 424.1
          Affiliates                                                                     47.8                  77.5
       Inventories                                                                       98.0                  97.6
       Deferred income taxes - affiliates                                               127.5                 128.0
       Other                                                                            107.0                  84.7
                                                                                     --------              --------

            Total current assets                                                        921.2                 841.4

    Due from parent                                                                     185.1                 246.8

    Investments                                                                         647.0                 599.1

    Property, plant and equipment, at cost                                            3,004.4               2,838.2
    Less accumulated depreciation and depletion                                        (692.9)               (613.0)
                                                                                     --------              --------
                                                                                      2,311.5               2,225.2

    Other assets and deferred charges                                                   256.6                 253.9
                                                                                     --------              --------

            Total assets                                                             $4,321.4              $4,166.4
                                                                                     ========              ========



                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                     CONSOLIDATED BALANCE SHEET (concluded)
                                  (Unaudited)


                                                                                               Millions
                                                                                     -------------------------------
                                                                                      June 30,          December 31,
                                                                                        1996                1995
                                                                                     ------------       ------------

    LIABILITIES AND STOCKHOLDER'S EQUITY
    ------------------------------------
    Current liabilities:
       Accounts payable:
          Trade                                                                        $  321.7            $  253.0
          Affiliates                                                                       50.7               128.6
       Accrued liabilities (Note 6)                                                       415.4               619.9
       Long-term debt due within one year (Note 8)                                         13.9                14.2
                                                                                       --------            --------

            Total current liabilities                                                     801.7             1,015.7

    Long-term debt (Note 8)                                                               546.7               273.9

    Deferred income taxes:
       Affiliates                                                                         316.4               290.2
       Other                                                                               43.0                38.5

    Other liabilities                                                                     325.8               396.5

    Contingent liabilities and commitments (Note 10)

    Stockholder's equity:
       Common stock, $1 par value, 1,000 shares
          authorized and outstanding                                                          -                   -
       Capital in excess of par value                                                   1,649.0             1,634.1
       Retained earnings                                                                  567.5               464.1
       Net unrealized gain on non-current
          marketable securities                                                            71.3                53.4
                                                                                       --------            --------


            Total stockholder's equity                                                  2,287.8             2,151.6
                                                                                       --------            --------

            Total liabilities and stockholder's equity                                 $4,321.4            $4,166.4
                                                                                       ========            ========


                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                (Millions)
                                                            ------------------
                                                             Six months ended
                                                                 June 30,
                                                            ------------------
                                                             1996      1995
                                                            ------   ---------
OPERATING ACTIVITIES:
  Net income                                                $103.4   $ 1,121.3
  Adjustments to reconcile to cash provided from
    operations:
      Discontinued operations                                    -    (1,005.7)
      Depreciation and depletion                              61.4        43.4
      Provision for deferred income taxes                     16.1        29.3
      Gain on sale/exchange of investments                       -       (12.8)
      Changes in receivables                                 (44.8)       36.0
      Changes in inventories                                   2.9         1.6
      Changes in other current assets                        (22.6)       (2.1)
      Changes in accounts payable                             61.2       (40.9)
      Changes in accrued liabilities                         (44.4)      (23.0)
      Changes in receivables/payables with affiliates        (48.4)      (90.7)
      Net change in non-current unrealized trading
        assets and liabilities                               (27.7)      (26.1)
      Other, including changes in non-current assets
        and liabilities                                       (2.6)      (12.7)
                                                            ------   ---------
          Net cash provided by operating activities           54.5        17.6
                                                            ------   ---------

FINANCING ACTIVITIES:
  Payments of notes payable                                      -      (398.2)
  Proceeds from long-term debt                               328.7        15.5
  Payments of long-term debt                                 (56.5)     (388.0)
  Dividends paid to parent                                       -    (1,010.7)
  Capital contribution from parent                               -       791.9
  Changes in parent company advances                             -      (474.5)
  Subsidiary preferred stock redemptions                         -      (144.0)
  Other--net                                                  (1.3)        7.7
                                                            ------   ---------

          Net cash provided (used) by financing activities   270.9    (1,600.3)
                                                            ------   ---------

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)
                                  (Unaudited)

                                                                (Millions)
                                                            ------------------
                                                             Six months ended
                                                                 June 30,
                                                            ------------------
                                                              1996      1995
                                                            -------   --------
INVESTING ACTIVITIES:
  Property, plant and equipment:
    Capital expenditures                                    $(132.1)  $ (175.4)
    Proceeds from sales                                         5.4       14.5
  Acquisition of businesses, net of cash acquired             (35.3)    (154.1)
  Proceeds from sales of businesses                               -    2,570.4
  Income tax and other payments related to
    discontinued operations                                  (226.9)    (214.6)
  Purchase of investments                                     (25.8)         -
  Proceeds from sale of investment                                -      123.7
  Changes in advances to parent company                        61.7     (573.6)
  Other--net                                                    8.7        (.7)
                                                            -------   --------

        Net cash provided (used) by investing activities     (344.3)   1,590.2
                                                            -------   --------

        Increase (decrease) in cash and cash equivalents      (18.9)       7.5

Cash and cash equivalents at beginning of period               29.5       17.9
                                                            -------   --------
Cash and cash equivalents at end of period                  $  10.6   $   25.4
                                                            =======   ========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. General

Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the annual financial statements and notes thereto for Williams Holdings' 1995 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at June 30, 1996, results of operations for the three months and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

Note 2. Basis of presentation

Revenues and operating profit amounts for the three months and six months ended June 30, 1995, include the operating results of the Transco Energy entities contributed to Williams Holdings since the January 18, 1995, acquisition by Williams.

Note 3. Gain on sale/exchange of investments

In the second quarter of 1995, Williams Holdings sold its 15 percent interest in Texasgulf Inc. for approximately $124 million in cash, which resulted in a second quarter after-tax gain of approximately $16 million because of previously unrecognized tax benefits included in the provision for income taxes.

In the second quarter of 1995, Williams Holdings exchanged 12.2 million shares of Williams common stock with a market value at exchange date of $385 million and a cost basis of $360 million for Williams convertible debentures and warrants having a total fair value of $385 million at the time of the exchange. The exchange resulted in the recognition of a pre-tax gain of $25.4 million.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 4. Provision for income taxes

The provision (credit) for income taxes from continuing operations includes:

                                                     (Millions)
                                       --------------------------------------
                                       Three months ended    Six months ended
                                            June 30,             June 30,
                                       ------------------    ----------------
                                        1996       1995      1996       1995
                                        -----      -----     -----     ------
      Current:
        Federal                         $10.6      $(9.1)    $27.3     $(11.8)
        State                             1.9        1.2       4.4        7.3
                                        -----      -----     -----     ------
                                         12.5       (7.9)     31.7       (4.5)
                                        -----      -----     -----     ------
      Deferred:
        Federal                           6.0       15.1      12.3       31.8
        State                             1.3       (2.0)      3.8       (2.5)
                                        -----      -----     -----     ------
                                          7.3       13.1      16.1       29.3
                                        -----      -----     -----     ------
      Total provision                   $19.8      $ 5.2     $47.8     $ 24.8
                                        =====      =====     =====     ======


The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, both 1996 periods include recognition of favorable adjustments of $3 million related to research credits.

The effective income tax rate in 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, both 1995 periods include the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 3).

Cash payments to Williams and certain taxing authorities for continuing and discontinued operations for income taxes for the six months ended June 30, 1996 and 1995 are $245 million and $200 million, respectively.

Note 5. Discontinued operations

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

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 6. Accrued liabilities

                                                              (Millions)
                                                    ---------------------------
                                                    June 30,       December 31,
                                                      1996            1995
                                                    --------       ------------
State income taxes payable                           $ 82.1           $ 78.3
Federal income taxes payable-affiliate                 16.5            236.7
Employee costs                                         48.0             47.4
Deferred revenue                                       32.3             34.4
Taxes other than income taxes                          21.2             23.0
Transportation and exchange gas payable                19.4             28.7
Other                                                 195.9            171.4
                                                     ------           ------
                                                     $415.4           $619.9
                                                     ======           ======

Note 7. Adoption of new accounting standard

Effective January 1, 1996, Williams Holdings adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of the standard had no effect on Williams Holdings' financial position or results of operations.

Note 8. Long-term debt

Long-term debt consists of the following amounts:

                                                                       (Millions)
                                                                -------------------------
                                           Weighted average     June 30,     December 31,
                                            interest rate*        1996           1995
                                           ----------------     --------     ------------
Williams Holdings of Delaware, Inc.
 Revolving credit loans                          6.0             $175.5         $150.0
 Debentures, 6.25%, due 2006                     6.3              248.7             --
Williams Pipe Line
 Notes, 8.95% and 9.78%,
  payable through 2001                           9.3              110.0          110.0
Williams Energy Ventures
 Adjustable rate notes,
  payable through 2002                           8.1               20.6           21.0
Other, payable through 1999                      7.9                5.8            7.1
                                                                 ------         ------
                                                                  560.6          288.1
Current portion of long-term debt                                 (13.9)         (14.2)
                                                                 ------         ------
                                                                 $546.7         $273.9
                                                                 ======         ======

*At June 30, 1996.

Williams Holdings and Williams Pipe Line participate in Williams' $800 million credit agreement. Williams Holdings' and Williams Pipe Line's maximum borrowing availability, subject to borrowings by other affiliated companies, is $600 million and $100 million, respectively. Interest rates vary with current market

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

conditions. The available amount under the facility at June 30, 1996, was $325 million.

In April 1996, Williams Holdings entered into an interest-rate swap agreement which effectively converted its 6.25 percent fixed-rate debentures to floating-rate debt (4.46 percent at June 30, 1996).

Cash payments for interest (net of amounts capitalized) for the six months ended June 30, 1996 and 1995 are $12 million and $50 million, respectively, including payments to Williams and affiliates of $3 million and $25 million for 1996 and 1995, respectively.

Note 9. Related party transactions

Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of the subsidiary. Investing income includes $7.9 million and $15.1 million for the three months ended June 30, 1996 and 1995, respectively, and $16.8 million and $20.1 million for the six months ended June 30, 1996 and 1995, respectively, from advances to affiliates, while interest accrued includes $.9 million for the three months and $3.4 million for the six months ended
June 30, 1995.

Williams Holdings' subsidiaries have transactions primarily with the following affiliates: Williams Natural Gas, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas. Revenues include transactions with affiliates of $125.9 million and $18.7 million for the three months ended June 30, 1996 and 1995, respectively, and $269.7 million and $42.1 million for the six months ended June 30, 1996 and 1995, respectively. Williams Holdings also incurred costs and operating expenses, primarily transportation costs, of $43.5 million and $47.3 million for the three months ended June 30, 1996 and 1995, respectively, and $107.3 million and $92.9 million for the six months ended June 30, 1996 and 1995, respectively, in transactions with affiliates. In connection with Williams Energy Services' commodity price risk management activities, $43.2 million and $47.1 million of these costs for the three months ended June 30, 1996 and 1995, respectively, and $106.1 million and $92.3 million of these costs for the six months ended June 30, 1996 and 1995, respectively, are included in revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

Note 10. Contingent liabilities and commitments

Rate and regulatory matters

Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $213 million at June 30, 1996. As a result of various Federal Energy Regulatory Commission (FERC) rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

Other legal matters

In December 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe has lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams Holdings believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. District Court in North Dakota against Transcontinental Gas Pipe Line, a wholly-owned subsidiary of Williams, and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company (Transco Energy Company and Transco Coal Gas Company being wholly-owned subsidiaries of Williams Holdings) and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys fees. In March 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals. The settlement is also subject to a FERC ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will

                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. In October 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition for approval of the settlement with similar petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. In December 1995, the administrative law judge issued an initial decision in which he rejected the settlement agreements, finding that they were not prudent, and he ordered the pipeline companies to refund to their customers amounts collected since May 1993, in excess of the amounts he determined were appropriate. At the time of the ruling, Transcontinental Gas Pipe Line estimated that its share of the refunds the administrative law judge would require was approximately $75 million. The pipelines would be entitled to collect the amount of any such customer refunds from Dakota. The administrative law judge's decision is subject to review by the FERC. In February 1996, certain parties filed with the FERC a motion requesting that the FERC establish an additional proceeding to consider claims for additional refunds. Transcontinental Gas Pipe Line's share of these claimed additional refunds is $90 million and pertain to amounts paid to Dakota from November 1, 1988, to May 1, 1993. The pipelines have opposed this motion. By order dated July 17, 1996, the FERC set this case for oral argument to take place before the FERC on September 25, 1996.

In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. Five of the eight lawsuits have been settled for cash payments aggregating approximately $8.5 million, all of which has been previously accrued, and of which approximately $3 million is recoverable as transition costs under Order 636. Damages in excess of $31 million have been asserted in the remaining cases. In addition, in July 1995, a judge in a Texas state court granted a motion by Transcontinental Gas Pipe Line for partial summary judgment, rejecting a major portion of the plaintiff's claims in one of the remaining lawsuits. Producers have received and may receive other demands which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of FERC Order 528.

In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. As of June 30, 1996, HFMC had current outstanding receivables from the Partnership of approximately $20 million, all of which has been reserved. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. In March 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility. The Partnership recently negotiated favorable buyouts of its power purchase agreements with two electric utilities. The buyouts are subject to Bankruptcy Court and Pennsylvania Public Utility Commission approvals.

In addition to the foregoing, various other proceedings are pending against Williams Holdings or its subsidiaries which are incidental to their operations.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 1996 vs. Second Quarter 1995

WILLIAMS FIELD SERVICES GROUP'S revenues increased $25.1 million, or 24 percent, due primarily to higher gathering and natural gas liquids sales revenues of $10 million and $14 million, respectively. Gathering and natural gas liquids volumes increased 28 percent and 59 percent, respectively. Costs and expenses increased $22 million, or 30 percent, due primarily to expanded facilities. Operating profit increased $3.3 million, or 11 percent, due primarily to higher gathering revenues and increased gas liquids margins, largely offset by higher costs and expenses associated with expanded facilities.

WILLIAMS ENERGY SERVICES' revenues increased $11.8 million, or 100 percent, due primarily to higher price-risk management and new contract origination revenues of $9 million and $5 million, respectively, slightly offset by lower natural gas physical trading revenues. The natural gas physical trading volumes increase of 41 percent from growth in west and mid-continent trading activity was more than offset by lower margins of $5 million. Operating profit increased $12.9 million from $300,000 in 1995 due primarily to the increase in revenues.

WILLIAMS PIPE LINE'S revenues (including Williams Energy Ventures) increased $67.2 million, or 97 percent, due primarily to an increase in non-transportation revenues combined with a 14 percent increase in shipments. Shipments increased due primarily to new business and the impact during 1995 of unfavorable weather conditions and a November 1994 fire at a truck-loading rack. The increase in non-transportation revenue is due primarily to Williams Energy Venture's ethanol sales following the 1995 acquisition of Pekin Energy and construction of the Nebraska Energy plant combined with higher product marketing and services revenues. Costs and expenses increased $57 million, or 120 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) increased $10.1 million, or 64 percent, due primarily to increased transportation revenues and favorable insurance settlements of $2 million. Williams Energy Ventures' operating profit improved $2.3 million to a $1.6 million operating profit in 1996 due primarily to higher ethanol sales margins.

WILTEL'S revenues increased $16.1 million, or 14 percent, due primarily to increased business activity resulting in an $8 million revenue increase in new systems and new system enhancements combined with increased revenues of $6 million resulting from the January 1996 acquisition of ComLink, Inc. The number of ports in service at June 30, 1996, increased 12 percent compared to June 30, 1995. Costs and operating expenses increased $12 million, or 14 percent, due primarily to increased business activity and the ComLink acquisition. Selling, general and administrative expenses increased $5 million, or 23 percent, due primarily to the impact of the ComLink acquisition and costs related to management information systems, system integration and Internet capabilities combined with increased business activity. Operating profit decreased $1.1 million, or 18 percent, due primarily to higher selling, general and administrative expenses largely offset by increased business activity.

WILTECH'S revenues increased $17.9 million, or 167 percent, due primarily to $13 million from the acquisitions of Global Access Telecommunications Services, a reseller of worldwide satellite video transmission services, NUS Training and the teleports of ICG Wireless Services, in addition to greater demand for Vyvx's core digital television services. A $20 million increase in costs and expenses reflects the overall increase in sales activity and higher expense for developing additional products and services, including the cost of integrating its most recent acquisitions. The operating loss increased $2.4 million, or 152 percent, due primarily to the expense of developing additional products and services along with integrating the most recent acquisitions.

INTEREST ACCRUED increased $2.2 million, or 22 percent, due primarily to Williams' May 1, 1995, assumption of approximately $770 million of Transco Energy's outstanding debt previously assumed by Williams Holdings as a result of the Transco Energy acquisition, largely offset by higher Williams Holdings' borrowing levels. Interest capitalized decreased $3.8 million, or 111 percent, due primarily to lower capital expenditures for gathering and processing facilities, in addition to adjustments of amounts previously capitalized. Investing income decreased $9.6 million, or 50 percent, due primarily to lower interest earned on advances to Williams and lower equity earnings. The 1995 gain on sale/exchange of investments--net includes a $12.6 million pretax loss on the sale of the 15 percent interest in Texasgulf Inc. and a $25.4 million pretax gain recognized as a result of the exchange of Williams common stock for Williams convertible debentures and warrants to purchase Williams common stock. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments of $3 million related to research credits. The effective income tax rate in 1995 is significantly less than the statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1995 includes the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 3).

Six Months Ended June 30, 1996 vs. Six months Ended June 30, 1995

WILLIAMS FIELD SERVICES GROUP'S revenues increased $90.1 million, or 45 percent, due primarily to higher gathering, processing and natural gas liquids sales revenues of $24 million, $8 million and $24 million, respectively, combined with a 209 percent increase in natural gas sales volumes. Gathering, processing and natural gas liquids volumes increased 27 percent, 30 percent and 36 percent, respectively. Costs and expenses increased $70 million, or 50 percent, due primarily to higher natural gas purchase volumes and expanded facilities.
Other (income) expense--net includes a $3 million environmental remediation accrual. Operating profit increased $17 million, or 28 percent, due primarily to higher gathering and processing revenues and increased natural gas and gas liquids margins, partially offset by higher costs and operating expenses associated with expanded facilities and the first quarter 1996 environmental remediation accrual.

WILLIAMS ENERGY SERVICES' revenues increased $3.3 million, or 7 percent, due primarily to higher price-risk management and physical trading revenues of $15 million and $2 million, respectively, largely offset by lower new contract origination revenues of $14 million. Natural gas physical trading volumes increased 33 percent, due primarily to a full first quarter of Transco Energy's gas trading activities and increased trading activity in the west and mid-continent regions. This volume increase was partially offset by lower physical trading margins. Operating profit increased $4.3 million, or 17 percent, due primarily to the increase in revenues combined with the absence of costs of supporting information products activities, partially offset by higher new business development expenses.

WILLIAMS PIPE LINE'S revenues (including Williams Energy Ventures) increased $129.3 million, or 97 percent, due primarily to an increase in non-transportation revenues combined with a 14 percent increase in shipments. Shipments increased due primarily to new business and the impact during 1995 of unfavorable weather conditions and a November 1994 fire at a truck-loading rack. Average length of haul and transportation rate per barrel decreased 4 percent and 2 percent, respectively, due primarily to shorter haul movements. The increase in non-transportation revenue is due primarily to Williams Energy Ventures' ethanol sales following the 1995 acquisition of Pekin Energy and construction of the Nebraska Energy plant combined with higher product marketing and services revenues. Costs and operating expenses increased $113 million, or 124 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) increased $13.6 million, or 44 percent, due primarily to increased transportation revenues. Williams Energy Ventures' results improved $1.4 million to a $500,000 operating loss in 1996 due primarily to higher refined-product sales margins and lower business development costs.

WILTEL'S revenues increased $11.4 million, or 5 percent, due primarily to the January 1996 acquisition of ComLink, Inc. Nonacquisition related revenues remained unchanged as increased business activity during the second quarter of 1996 was offset by the effects of inclement weather in the northeastern and central parts of the country in the first quarter of 1996. The number of ports in service at June 30, 1996, increased 12 percent compared to June 30, 1995.

Costs and operating expenses increased $8 million, or 4 percent, due primarily to the acquisition of ComLink. Selling, general and administrative expenses increased $10 million, or 22 percent, due primarily to the impact of the ComLink acquisition and costs related to management information systems, system integration and Internet capabilities. Operating profit decreased $6 million, or 43 percent, due primarily to costs related to management information systems, system integration and Internet capabilities.

WILTECH'S revenues increased $28.6 million, or 154 percent, due primarily to a $17 million increase from the acquisitions of Global Access Telecommunications Services, a reseller of worldwide satellite video transmission services, NUS Training and the teleports of ICG Wireless Services. In addition, revenues increased $7 million due to greater demand for Vyvx's core digital television services. Billable minutes from occasional service increased 2 percent and dedicated service voice grade equivalent miles increased 17 percent. A $29 million increase in costs and expenses reflects the overall increase in sales activity and higher expense for developing additional products and services, including the cost of integrating its most recent acquisitions. The operating loss increased $.5 million, or 13 percent, due primarily to the expense of developing additional products and services along with integrating the most recent acquisitions.

INTEREST ACCRUED decreased $18.7 million, or 57 percent, due primarily to Williams' May 1, 1995, assumption of approximately $770 million of Transco Energy's outstanding debt previously assumed by Williams Holdings as a result of the Transco Energy acquisition, partially offset by higher Williams Holdings' borrowing levels. Interest capitalized decreased $2.9 million, or 72 percent, due primarily to lower capital expenditures for gathering and processing facilities, in addition to adjustments of amounts previously capitalized. Investing income decreased $27.3 million, or 58 percent, due primarily to the absence of a 1995 $15 million dividend from Texasgulf Inc. and $4 million of dividends in 1995 on Williams common stock held by Williams Holdings combined with lower equity earnings and interest earned on advances to Williams in 1996. The 1995 gain on sale/exchange of investments-net includes a $12.6 million pretax loss on the sale of the 15 percent interest in Texasgulf Inc. and a $25.4 million pretax gain recognized as a result of the exchange of Williams common stock for Williams convertible debentures and warrants to purchase Williams common stock. Other expense--net decreased $3.9 million, or 51 percent, due primarily to the effect of approximately $5 million of dividends for Transco Energy preferred stock and minority interest common stockholders in 1995. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments of $3 million related to research credits. The effective income tax rate in 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1995 includes the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 3).

On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations (see Note 5).

Financial Condition and Liquidity

Liquidity

Williams Holdings considers its liquidity to come from borrowing capacity available under bank-credit facilities and notes receivable from its parent, Williams. During 1995, Williams Holdings became a participant in an $800 million bank-credit facility entered into by Williams. Under this agreement, Williams Holdings and Williams Pipe Line have access to $600 million and $100 million, respectively, subject to borrowing by other affiliated companies. At June 30, 1996, Williams Holdings had access to $325 million of liquidity from the available portion of the bank-credit facility, compared to $550 million at December 31, 1995, and $700 million at June 30, 1995. The decrease in 1996 is due primarily to an increase in borrowing levels under the bank-credit facility by affiliated companies. Prior to this facility, Williams Holdings' liquidity came primarily from Williams, and cash requirements to finance working capital, investments and capital expenditures were obtained from Williams through capital contributions or intercompany note agreements.

Williams Holdings and its subsidiaries had net amounts receivable from Williams totaling $535 million at June 30, 1996, including $360 million of parent company debentures, compared to $511 million at December 31, 1995, and $866 million at June 30, 1995.

Williams Holdings believes its parent can meet its cash needs because Williams has access to $334 million of liquidity at June 30, 1996, representing the available portion of its $800 million bank-credit facility previously discussed plus cash-equivalent investments. This compares with Williams liquidity of $656 million at December 31, 1995, and $1.1 billion at June 30, 1995. The decrease in 1996 is due to additional borrowings under the bank-credit facility. Williams' liquidity at June 30, 1995, included a portion of the cash proceeds from the sale of the network services operations.

In 1996, capital expenditures are estimated to be approximately $600 million. During 1996, Williams Holdings expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of its bank-credit facility, advances from its parent and/or debt offerings.

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

The consolidated long-term debt to long-term debt-plus-equity ratio increased to 19.3 percent at June 30, 1996, from 11.3 percent at December 31, 1995. The increase is due primarily to the issuance of $250 million of debentures in 1996.

In April 1996, Williams Holdings entered into an interest-rate swap agreement which effectively converted its 6.25 percent fixed-rate debentures to floating-rate debt (4.46 percent at June 30, 1996).

Williams Holdings paid dividends to Williams of $1 billion in the first six months of 1995. No dividend payments have been made in 1996. The 1995 dividends were paid primarily from the proceeds from the sale of the network services operations.

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

        (b) During the second quarter of 1996, Williams Holdings did not file a Form 8-K.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILLIAMS HOLDINGS OF DELAWARE, INC.
                                        ------------------------------------
                                        (Registrant)

                                        Gary R. Belitz
                                        ------------------------------------
                                        Gary R. Belitz
                                        Controller
                                        (Duly Authorized Officer and
                                        Chief Accounting Officer)

August 14, 1996

Exhibit Index

        Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

        Exhibit 27--Financial Data Schedule