Form 10-Q
period 1996-09-30
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1996-11-14
CIK 947779

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               -------------------------------------------------

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              ----------------------------  --------------------


Commission file number            000-20555
                      ----------------------------------------------------------



                     WILLIAMS HOLDINGS OF DELAWARE, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                DELAWARE                                  73-1455707
---------------------------------------     ------------------------------------
        (State of Incorporation)            (IRS Employer Identification Number)


            ONE WILLIAMS CENTER
              TULSA, OKLAHOMA                               74172
---------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)


Registrant's telephone number:                   (918) 588-2000
                                            ------------------------------------

                                  NO CHANGE
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                -----     -----

    The number of shares of the registrant's Common Stock outstanding at November 14, 1996, was 1,000, all of which are owned by The Williams Companies, Inc.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                                     INDEX


Part I.  Financial Information                                                           Page

    Item 1.  Financial Statements


       Consolidated Statement of Income--Three Months and Nine Months Ended
         September 30, 1996 and 1995                                                      2


       Consolidated Balance Sheet--September 30, 1996 and December 31, 1995               3

       Consolidated Statement of Cash Flows--Nine Months Ended
         September 30, 1996 and 1995                                                      4

       Notes to Consolidated Financial Statements                                         5


    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    9


Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                            12

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

                      Williams Holdings of Delaware, Inc.
                        Consolidated Statement of Income
                                  (Unaudited)


                                                                                    (Millions)
                                                                 ---------------------------------------------------
                                                                 Three months ended             Nine months ended
                                                                    September 30,                  September 30,
                                                                 ---------------------------------------------------
                                                                  1996         1995           1996            1995
                                                                 ---------------------------------------------------
Revenues (Note 9):
Williams Field Services Group                                     $129.7    $  99.5         $  419.4       $   299.1
  Williams Energy Services                                          24.7       18.7             74.9            65.6
  Williams Pipe Line                                               119.9       86.9            382.7           220.4
  Williams Communications Group                                    189.0      131.9*           491.1*          394.0*
  Other                                                             12.1        3.7             37.3            13.7
  Intercompany eliminations                                        (32.6)      (2.3)          (108.1)          (48.8)
                                                                 ------------------------------------------------------
    Total revenues                                                 442.8      338.4          1,297.3           944.0
                                                                 ------------------------------------------------------
Profit-center costs and expenses (Note 9):
  Costs and operating expenses                                     299.0      223.2            861.6           601.0
  Selling, general and administrative expenses                      76.6       54.9            211.4           159.9
  Other income--net                                                 (1.9)     (11.8)            (2.7)          (14.3)
                                                                 ------------------------------------------------------
    Total profit-center costs and expenses                         373.7      266.3          1,070.3           746.6
                                                                 ------------------------------------------------------
Operating profit (loss):
  Williams Field Services Group                                     38.0       41.0            115.4           101.4
  Williams Energy Services                                          13.5        4.4             43.1            29.7
  Williams Pipe Line                                                14.8       20.0             58.9            50.5
  Williams Communications Group                                      2.1        6.6*             6.0*           17.0*
  Other                                                               .7         .1              3.6            (1.2)
                                                                 ------------------------------------------------------
    Total operating profit                                          69.1       72.1            227.0           197.4

Allocated parent company expenses                                   (4.4)      (2.6)           (13.6)          (10.4)
Interest accrued (Note 9)                                           (9.1)      (3.4)           (23.3)          (36.3)
Interest capitalized                                                  .9        3.3              2.1             7.4
Investing income (Note 9)                                           10.1       15.8             29.7            62.7
Gain on sale/exchange of investments--net (Note 3)                    -          -                -             12.8
Other income (expense)--net                                          2.3       (1.6)            (1.8)           (9.6)
                                                                 ------------------------------------------------------
Income from continuing operations before income taxes               68.9       83.6            220.1           224.0
Provision for income taxes (Note 4)                                 17.9       24.9             65.7            49.7
                                                                 ------------------------------------------------------
Income from continuing operations                                   51.0       58.7            154.4           174.3
Income from discontinued operations (Note 5)                         -          -                -           1,005.7
                                                                 ------------------------------------------------------
Net income                                                        $ 51.0    $  58.7         $  154.4        $1,180.0
                                                                 =======================================================



*Reclassified as described in Note 2.





                            See accompanying notes.

                      Williams Holdings of Delaware, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)



                                                                                             (Millions)
                                                                           ------------------------------------------
                                                                               September 30,            December 31,
                                                                                   1996                    1995
                                                                           ------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                      $   25.7               $   29.5
   Receivables:
      Trade                                                                          548.6                  424.1
      Affiliates                                                                      35.4                   77.5
   Inventories                                                                        92.8                   97.6
   Deferred income taxes - affiliates                                                119.6                  128.0
   Other                                                                             138.0                   84.7
                                                                                -------------------------------------
      Total current assets                                                           960.1                  841.4

Due from parent                                                                      121.7                  246.8

Investments                                                                          677.7                  599.1

Property, plant and equipment, at cost                                             3,169.6                2,838.2
Less accumulated depreciation and depletion                                         (728.0)                (613.0)
                                                                                -------------------------------------
                                                                                   2,441.6                2,225.2

Other assets and deferred charges                                                    312.7                  253.9
                                                                                -------------------------------------
      Total assets                                                                $4,513.8               $4,166.4
                                                                                =====================================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Note payable                                                                   $   10.0               $      -
   Accounts payable:
      Trade                                                                          305.9                  253.0
      Affiliates                                                                      72.3                  128.6
   Accrued liabilities (Note 6)                                                      391.6                  619.9
   Long-term debt due within one year (Note 8)                                        14.2                   14.2
                                                                                ------------------------------------
      Total current liabilities                                                      794.0                1,015.7

Long-term debt (Note 8)                                                              669.7                  273.9

Deferred income taxes:
   Affiliates                                                                        336.8                  290.2
   Other                                                                              46.4                   38.5

Other liabilities                                                                    319.1                  396.5

Contingent liabilities and commitments (Note 10)

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares authorized and outstanding                   -                      -
   Capital in excess of par value                                                  1,661.9                1,634.1
   Retained earnings                                                                 608.3                  464.1
   Net unrealized gain on non-current marketable securities                           77.6                   53.4
                                                                                ------------------------------------
      Total stockholder's equity                                                   2,347.8                2,151.6
                                                                                ------------------------------------
      Total liabilities and stockholder's equity                                  $4,513.8               $4,166.4
                                                                                ====================================





                            See accompanying notes.

                      Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)



                                                                                               (Millions)
                                                                              --------------------------------------------
                                                                                      Nine months ended September 30,
                                                                              --------------------------------------------
                                                                                          1996             1995
                                                                              --------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                            $ 154.4            $ 1,180.0
Adjustments to reconcile to cash provided from operations:
  Discontinued operations                                                                   -             (1,005.7)
  Depreciation and depletion                                                             93.7                 67.9
  Provision for deferred income taxes                                                    39.7                 34.0
  Gain on sale/exchange of investments                                                      -                (12.8)
  Changes in receivables                                                                (43.2)                22.8
  Changes in inventories                                                                 (2.4)               (25.7)
  Changes in other current assets                                                       (56.1)                (7.7)
  Changes in accounts payable                                                            38.9                (29.7)
  Changes in accrued liabilities                                                        (37.0)                (1.2)
  Changes in receivables/payables with affiliates                                       (14.7)              (143.9)
  Net change in non-current unrealized trading assets and liabilities                   (45.6)               (48.5)
  Other, including changes in non-current assets and liabilities                          1.7                (22.7)
                                                                                     ---------------------------------
    Net cash provided by operating activities                                           129.4                  6.8
                                                                                     ---------------------------------

FINANCING ACTIVITIES:
  Proceeds from note payable                                                             10.0                    -
  Payments of notes payable                                                                 -               (398.2)
  Proceeds from long-term debt                                                          407.0                 26.9
  Payments of long-term debt                                                            (12.8)              (398.9)
  Dividends paid to parent                                                              (10.2)            (1,010.8)
  Capital contribution from parent                                                          -                797.4
  Changes in parent company advances                                                        -               (474.6)
  Subsidiary preferred stock redemptions                                                    -               (144.0)
  Other--net                                                                             (1.4)                 8.0
                                                                                     ---------------------------------
    Net cash provided (used) by financing activities                                    392.6             (1,594.2)
                                                                                     ---------------------------------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures                                                              (264.8)              (266.6)
     Proceeds from sales                                                                 15.8                 15.2
  Acquisition of businesses, net of cash acquired                                       (94.1)              (321.5)
  Proceeds from sales of businesses                                                         -              2,572.8
  Income tax and other payments related to discontinued operations                     (261.2)              (263.5)
  Purchase of investments                                                               (55.1)                (3.0)
  Proceeds from sale of investment                                                          -                125.1
  Changes in advances to parent company                                                 125.1               (243.1)
  Other--net                                                                              8.5                 (5.1)
                                                                                     ---------------------------------
    Net cash provided (used) by investing activities                                   (525.8)             1,610.3
                                                                                     ---------------------------------
    Increase (decrease) in cash and cash equivalents                                     (3.8)                22.9

Cash and cash equivalents at beginning of period                                         29.5                 17.9
                                                                                     ---------------------------------
Cash and cash equivalents at end of period                                            $  25.7            $    40.8
                                                                                     =================================





                            See accompanying notes.

                      Williams Holdings of Delaware, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



1.  General
--------------------------------------------------------------------------------

     Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the annual financial statements and notes thereto for Williams Holdings' 1995 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at September 30, 1996, results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

2.  Basis of presentation
--------------------------------------------------------------------------------

     Williams Communications Group is a new business entity formed by combining WilTel and WilTech Group, previously reported separately. As a result of this combination, revenues and operating profit amounts for the three months and nine months ended September 30, 1995, have been reclassified to conform to current classification.

     Revenues and operating profit amounts for the three months and nine months ended September 30, 1995, include the operating results of the Transco Energy entities contributed to Williams Holdings since the January 18, 1995, acquisition by Williams.

3.  Gain on sale/exchange of investments
--------------------------------------------------------------------------------

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

4.  Provision for income taxes
--------------------------------------------------------------------------------

     The provision (credit) for income taxes from continuing operations includes:


                                         Three months            Nine months
                                             ended                  ended
(Millions)                               September 30,          September 30,
--------------------------------------------------------------------------------
                                       1996        1995       1996        1995
--------------------------------------------------------------------------------

Current:
  Federal                            $   4.6     $  17.9    $  31.9     $   6.1
  State                                (10.3)        2.3       (5.9)        9.6
--------------------------------------------------------------------------------
                                        (5.7)       20.2       26.0        15.7

Deferred:
  Federal                               19.0         2.9       31.3        34.7
  State                                  4.6         1.8        8.4         (.7)
--------------------------------------------------------------------------------
                                        23.6         4.7       39.7        34.0
--------------------------------------------------------------------------------

Total provision                      $  17.9     $  24.9    $  65.7     $  49.7
================================================================================


     The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. Both 1996 periods include approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995. In addition, the nine months ended September 30, 1996, include the second quarter recognition of favorable adjustments of $3 million related to research credits.

     The effective income tax rate in 1995 was less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, the nine months ended September 30, 1995, include the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 3).

     Cash payments to Williams and certain taxing authorities for continuing and discontinued operations for income taxes for the nine months ended September 30, 1996 and 1995, are $279 million and $254 million, respectively.

5.  Discontinued operations
--------------------------------------------------------------------------------

     On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Under the terms of the agreement, Williams Holdings retained Williams Telecommunications Systems, Inc. (WilTel), a national telecommunications equipment supplier and service company, and Vyvx, Inc. (included in WilTech Group), which operates a national video network specializing in broadcast television applications and satellite transmission. Both companies are included in Williams Communications Group (see
Note 2).

                      Williams Holdings of Delaware, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


6.  Accrued liabilities
--------------------------------------------------------------------------------

                                              September 30,  December 31,
(Millions)                                        1996           1995
--------------------------------------------------------------------------------
State income taxes payable                      $  37.3        $  78.3
Federal income taxes payable-
    affiliate                                      18.0          236.7
Employee costs                                     52.5           47.4
Deferred revenue                                   32.2           34.4
Taxes other than income taxes                      26.0           23.0
Transportation and exchange
    gas payable                                    21.3           28.7
Other                                             204.3          171.4
--------------------------------------------------------------------------------
                                                $ 391.6        $ 619.9
================================================================================


7.  Adoption of new accounting standard
--------------------------------------------------------------------------------

     Effective January 1, 1996, Williams Holdings adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of the standard had no effect on Williams Holdings' financial position or results of operations.

8.  Long-term debt
--------------------------------------------------------------------------------

     Long-term debt consists of the following amounts:

                                       Weighted
                                       average
                                       interest  September 30,  December 31,
(Millions)                               rate*       1996           1995
--------------------------------------------------------------------------------
Williams Holdings of
   Delaware, Inc.
     Revolving credit
         loans                           5.9        $303.0        $150.0
     Debentures, 6.25%,
         due 2006                        6.3         248.8          --
Williams Pipe Line
     Notes, 8.95% and
         9.78%, payable
         through 2001                    9.4         100.0         110.0
Williams Energy Ventures
     Adjustable rate
         notes, payable
         through 2002                    8.1          25.6          21.0
Other, payable through 1999              7.7           6.5           7.1
--------------------------------------------------------------------------------
                                                     683.9         288.1
Current portion of long-
   term debt                                         (14.2)        (14.2)
--------------------------------------------------------------------------------
                                                    $669.7        $273.9
================================================================================

* At September 30, 1996.

     Williams Holdings and Williams Pipe Line participate in Williams' $800 million credit agreement. Williams Holdings' and Williams Pipe Line's maximum borrowing availability, subject to borrowings by other affiliated companies, is $600 million and $100 million, respectively. Interest rates vary with current market conditions. The available amount under the credit agreement at September 30, 1996, was $397 million, of which $351 million may be used for refinancing of current debt obligations by Williams or other affiliated companies until such time as additional long-term obligations are issued.

     In April 1996, Williams Holdings entered into an interest-rate swap agreement which effectively converted its 6.25 percent fixed-rate debentures to floating-rate debt (4.66 percent at September 30, 1996).

     Cash payments for interest (net of amounts capitalized) for the nine months ended September 30, 1996 and 1995, are $28 million and $52 million, respectively, including payments to Williams and affiliates of $5 million and $25 million for 1996 and 1995, respectively.

9.  Related party transactions
--------------------------------------------------------------------------------

     Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of the subsidiary. Investing income includes $7 million and $12.7 million for the three months ended September 30, 1996 and 1995, respectively, and $23.8 million and $32.8 million for the nine months ended September 30, 1996 and 1995, respectively, from advances to affiliates, while interest accrued includes $3.4 million for the nine months ended September 30, 1995.

     William Holdings' subsidiaries have transactions primarily with the following affiliates: Williams Natural Gas, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas. Revenues include transactions with affiliates of $87.3 million and $23 million for the three months ended September 30, 1996 and 1995, respectively, and $357 million and $65.1 million for the nine months ended September 30, 1996 and 1995, respectively. Williams Holdings also incurred costs and operating expenses, primarily transportation costs, of $24.5 million and $40.1 million for the three months ended September 30, 1996 and 1995, respectively, and $131.8 million and $133 million for the nine months ended September 30, 1996 and 1995, respectively, in transactions with affiliates. In connection with Williams Energy Services, commodity price risk management activities, $24.1 million and $39.7 million of these costs for the three months ended September 30, 1996 and 1995, respectively, and $130.2 million and $132 million of these costs for the nine months ended September 30, 1996 and 1995, respectively, are included in revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

10.  Contingent liabilities and commitments
--------------------------------------------------------------------------------

Rate and regulatory matters

     Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such

                      Williams Holdings of Delaware, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


revenues were $231 million at September 30, 1996. As a result of various Federal Energy Regulatory Commission (FERC) rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

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

     In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. District Court in North Dakota against Transcontinental Gas Pipe Line, a wholly-owned subsidiary of Williams, and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company (Transco Energy Company and Transco Coal Gas Company being wholly-owned subsidiaries of Williams Holdings) and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys fees. In March 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals. The settlement is also subject to a FERC ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. In October 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition for approval of the settlement with similar petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. In December 1995, the administrative law judge issued an initial decision in which he rejected the settlement agreements, finding that they were not prudent, and he ordered the pipeline companies to refund to their customers amounts collected since May 1993, in excess of the amounts he determined were appropriate. At the time of the ruling, Transcontinental Gas Pipe Line estimated that its share of the refunds the administrative law judge would require was approximately $75 million. The pipelines would be entitled to collect the amount of any such customer refunds from Dakota. The administrative law judge's decision is subject to review by the FERC. In February 1996, certain parties filed with the FERC a motion requesting that the FERC establish an additional proceeding to consider claims for additional refunds. Transcontinental Gas Pipe Line's share of these claimed additional refunds is $90 million and pertain to amounts paid to Dakota from November 1, 1988, to May 1, 1993. The pipelines have opposed this motion. The FERC held oral argument on September 25, 1996.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. Six of the eight lawsuits have been settled for cash payments aggregating approximately $8.9 million, all of which has been previously accrued, and of which approximately $3 million is recoverable as transition costs under Order
636. Damages, including interest, of approximately $29 million have been asserted in the remaining cases. Producers have received and may receive other demands which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the

                      Williams Holdings of Delaware, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of FERC Order 528.

     In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. As of September 30, 1996, HFMC had current outstanding receivables from the Partnership of approximately $20 million, all of which has been reserved. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. In March 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility. The Partnership recently negotiated favorable buyouts of its power purchase agreements with two electric utilities. The buyouts are subject to Bankruptcy Court and Pennsylvania Public Utility Commission approvals.

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

                                    ITEM 2.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Third Quarter 1996 vs. Third Quarter 1995

     WILLIAMS FIELD SERVICES GROUP'S revenues increased $30.2 million, or 30 percent, due primarily to higher gathering, processing and natural gas liquids sales revenues of $10 million, $3 million and $14 million, respectively. Gathering, processing and natural gas liquids volumes increased 20 percent, 15 percent and 48 percent, respectively, and average natural gas liquids prices also increased. Costs and operating expenses increased $21 million, or 38 percent, due primarily to expanded facilities and increased operations. Other income--net for 1996 includes a $3 million gain from the sale of a small gathering system in the Texas panhandle. Other income--net for 1995 includes $12 million in operating profit from the net effect of two unrelated items. One was $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. This was partially offset by an $8 million loss accrual for a future minimum price natural gas purchase commitment. Operating profit decreased $3 million, or 7 percent, due primarily to the 1995 $12 million net effect of two unrelated items in other income--net, combined with higher costs and operating expenses associated with expanded facilities and increased operations, largely offset by higher gathering and processing revenues and increased natural gas liquids margins.

     WILLIAMS ENERGY SERVICES' revenues increased $6 million, or 32 percent, due primarily to higher price-risk management revenues of $14 million, partially offset by lower natural gas physical trading and contract origination revenues of $5 million and $2 million, respectively. The natural gas physical trading volumes increase of 12 percent from growth in west and mid-continent trading activity was more than offset by lower physical trading margins of $7 million. Operating profit increased $9.1 million from $4.4 million in 1995 due primarily to the increase in revenues combined with a reduction of development costs associated with its information products business, partially offset by higher selling, general and administrative expenses.

     WILLIAMS PIPE LINE'S (INCLUDING WILLIAMS ENERGY VENTURES) revenues increased $33 million, or 38 percent, due primarily to an increase in non-transportation revenue combined with a 3 percent increase in shipments. The increase in non-transportation revenue is due primarily to Williams Energy Ventures' ethanol sales following the August 1995 acquisition of Pekin Energy and the fourth-quarter 1995 completion of the Nebraska Energy plant, combined with higher product marketing and services revenues. Costs and operating expenses increased $37 million, or 64 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) decreased $5.2 million, or 26 percent, due primarily to the decision to suspend ethanol production to perform efficiency maintenance on ethanol production plants during the third-quarter 1996, a period of record high corn prices. This was slightly offset by the increase in transportation revenue. Williams Energy Ventures results declined $6.3 million to a $5.2 million operating loss in 1996. During the fourth-quarter 1996, corn prices returned to more traditionally normal levels. In September 1996, Williams Energy Ventures announced it had acquired a 45.5 percent interest in eight petroleum products terminals in the southeast, giving it a platform to market services in the Southeastern region of the country.

     WILLIAMS COMMUNICATIONS GROUP'S revenues increased $57.1 million, or 43 percent, due primarily to $31 million form the acquisitions of Global Access Telecommunications Services, ComLink, Inc., NUS Training, the teleports of ICG Wireless Services, ITC mediaConferencing and SoftIRON Systems. Additionally, increased business activity resulted in an $18 million revenue increase in new systems. Billable minutes from occasional service and the number of ports in service at September 30, 1996, increased 30 percent and 11 percent, respectively, compared to September 30, 1995. Costs and operating expenses increased $47 million, or 47 percent and selling, general and administrative expenses increased $15 million, or 60 percent, due primarily to the overall increase in business activity and higher expenses for developing additional products and services, including expenses of the acquired operations. Operating profit decreased $4.5 million, or 68 percent, due primarily to the expense of developing additional products and services along with integrating the most recent acquisitions.

        INTEREST ACCRUED increased $5.7 million, or 164 percent, due primarily to higher borrowing levels. Interest capitalized decreased $2.4 million, or 71 percent, due primarily to lower capital expenditures for gathering and processing facilities. Investing income decreased $5.7 million, or 35 percent, due primarily to lower interest earned on advances to Williams. Other income (expense)--net in 1996 includes a $3.5 million pretax gain on the sale of an airplane. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995. The effective income tax rate in 1995 was less than the statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

Nine Months Ended September 30, 1996 vs. Nine months Ended September 30, 1995

        WILLIAMS FIELD SERVICES GROUP'S revenues increased $120.3 million, or 40 percent, due primarily to higher gathering, processing and natural gas liquids sales revenues of $34 million, $11 million and $37 million, respectively, combined with increased natural gas sales volumes. Gathering, processing and natural gas liquids volumes increased 24 percent, 25 percent and 40 percent, respectively, and average natural gas liquids prices also increased. Costs and expenses (excluding other income--net) increased $93 million, or 44 percent, due primarily to expanded facilities and increased operations combined with higher natural gas purchase volumes. Other income--net for 1996 includes a $3 million environmental remediation accrual offset by a $3 million gain from the sale of a small gathering system in the Texas panhandle. Other income--net for 1995 includes $12 million in operating profit from the net effect of two unrelated items. One was $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. This was partially offset by an $8 million loss accrual for a future minimum price natural gas purchase commitment. Operating profit increased $14 million, or 14 percent, due primarily to higher gathering and processing revenues and increased natural gas liquids margins, largely offset by higher costs and operating expenses associated with expanded facilities and increased operations and the 1995 $12 million net effect of two unrelated items in other income--net.

        WILLIAMS ENERGY SERVICES' revenues increased $9.3 million, or 14 percent, due primarily to higher price-risk management revenues of $29 million, partially offset by lower contract origination and natural gas physical trading revenues of $16 million and $3 million, respectively. Natural gas physical trading volumes increased 26 percent from 525 TBtu to 661 TBtu (an average of 2.4 Bcf/day), due primarily to increased trading activity in the west and mid-continent regions. This volume increase was more than offset by lower physical trading margins of $12 million. Operating profit increased $13.4 million, or 45 percent, due primarily to the increase in revenues combined with a reduction of development costs associated with its information products business, partially offset by higher selling, general and administrative expenses.

        WILLIAMS PIPE LINE'S (INCLUDING WILLIAMS ENERGY VENTURES) revenues increased $162.3 million, or 74 percent, due primarily to an increase in non-transportation revenue combined with a 10 percent increase in shipments. Shipments increased due primarily to new business and the impact during 1995 of unfavorable weather conditions and a November 1994 fire at a truck-loading rack. Average length of haul and transportation rate per barrel decreased 3 percent and 1 percent, respectively, due primarily to shorter haul movements. The increase in non-transportation revenue is due primarily to Williams Energy Ventures' ethanol sales following the August 1995 acquisition of Pekin Energy and the fourth-quarter 1995 completion of the Nebraska Energy plant, combined with higher product marketing and services revenues. Costs and expenses increased $154 million, or 91 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) increased $8.4 million, or 17 percent, due primarily to increased transportation revenue, partially offset by the decision to suspend ethanol production to perform efficiency maintenance on ethanol production plants during the third-quarter 1996, a period of record high corn prices. Williams Energy Ventures' operating loss increased $4.8 million to $5.6 million. During the fourth-quarter 1996, corn prices returned to more traditionally normal levels. In September 1996, Williams Energy Ventures announced it had acquired a 45.5 percent interest in eight petroleum products terminals in the southeast, giving it a platform to market services in the Southeastern region of the country.

        WILLIAMS COMMUNICATIONS GROUP'S revenues increased $97.1 million, or 25 percent, due primarily to $60 million from the acquisitions of Global Access Telecommunications Services, ComLink, Inc., NUS Training, the teleports of ICG Wireless Services, ITC mediaConferencing and SoftIRON Systems. Additionally, increased business activity resulted in a $20 million revenue increase in new systems and an $11 million revenue increase in digital fiber television services. Billable minutes from occasional service and the number of ports in service at September 30, 1996, each increased 11 percent compared to September 30, 1995. Cost and operating expenses increased $72 million, or 24 percent, and selling, general and administrative expenses increased $36 million, or 49 percent, due primarily to the overall increase in business activity and higher expenses for developing additional products and services, including the cost of integrating the most recent acquisitions. Operating profit decreased $11 million, or 65 percent, due primarily to the expense of developing additional products and services along with integrating the most recent acquisitions.

        INTEREST ACCRUED decreased $13 million, or 36 percent, due primarily to Williams' May 1, 1995, assumption of approximately $770 million of Transco Energy's outstanding debt previously assumed by Williams Holdings as a result of the Transco Energy acquisition, partially offset by higher Williams Holdings' borrowing levels. Interest capitalized decreased $5.3 million, or 71 percent, due primarily to lower capital expenditures for gathering and processing facilities. Investing income decreased $33 million, or 53 percent, due primarily to the effect of a 1995 $15 million dividend from Texasgulf Inc. and $5 million of dividends in 1995 on Williams common stock held by Williams Holdings combined with lower equity earnings and interest earned on advances to Williams in 1996. The 1995 gain on sale/exchange of investments--net includes a $12.6 million pretax loss on the sale of the 15 percent interest in Texasgulf Inc. and a $25.4 million pretax gain recognized as a result of the exchange of Williams common stock for Williams convertible debentures and warrants to purchase Williams common stock. Other income (expense)--net in 1996 includes a $3.5 million gain on the sale of an airplane.

Other income (expense)--net in 1995 included approximately $5 million of dividends for Transco Energy preferred stock and minority interest common stockholders. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments totaling $9 million related to research credits and state income tax adjustments related to 1995. The effective income tax rate in 1995 was less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1995 included the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 3).

     On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations (see Note 5).

Financial Condition and Liquidity

Liquidity

     Williams Holdings considers its liquidity to come from borrowing capacity available under bank-credit facilities, notes receivable from its parent, Williams, and available cash investments. During 1995, Williams Holdings became a participant in an $800 million bank-credit facility entered into by Williams. Under this agreement, Williams Holdings and Williams Pipe Line have access to $600 million and $100 million, respectively, subject to borrowing by other affiliated companies. At September 30, 1996, Williams Holdings had access to $407 million of liquidity from the available portion of the bank-credit facility plus cash investments, compared to $550 million at December 31, 1995, and $700 million at September 30, 1995. The decrease in 1996 is due primarily to an increase in borrowing levels under the bank-credit facility by Williams Holdings. Certain amounts currently available under the bank-credit facility may be used for refinancing of current obligations by Williams or other affiliated companies until such time as additional long-term obligations are issued. Prior to this facility, Williams Holdings' liquidity came primarily from Williams, and cash requirements to finance working capital, investments and capital expenditures were obtained from Williams through capital contributions or intercompany note agreements.

     Williams Holdings and its subsidiaries had net amounts receivable from Williams totaling $455 million at September 30, 1996, including $360 million of parent company debentures, compared to $511 million at December 31, 1995, and $595 million at September 30, 1995.

     Williams Holdings believes its parent can meet its cash needs including the repayment of long-term debt due within one year, because Williams has access to $499 million of liquidity at September 30, 1996, representing the available portion of its $800 million bank-credit facility previously discussed plus cash-equivalent investments. This compares with Williams liquidity of $656 million at December 31, 1995, and $765 million at September 30, 1995. The decrease in 1996 is due to additional borrowings under the bank-credit facility.

     In 1996, capital expenditures are estimated to be approximately $425 million. During 1996, Williams Holdings expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of its bank-credit facility, advances from its parent and/or debt offerings.

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

     The consolidated long-term debt to long-term debt-plus-equity ratio increased to 22.2 percent at September 30, 1996, from 11.3 percent at December 31, 1995. The increase is due primarily to the issuance of $250 million of debentures in 1996 and additional borrowings under the bank-credit facility.

     In April 1996, Williams Holdings entered into an interest-rate swap agreement which effectively converted its 6.25 percent fixed-rate debentures to floating-rate debt (4.66 percent at September 30, 1996).

     During the nine months ended September 30, 1996 and 1995, Williams Holdings paid dividends to Williams of $10 million and $1 billion, respectively. The 1995 dividends were paid primarily from the proceeds from the sale of the network services operations.

     The increase in receivables and other current assets from December 31, 1995, is due primarily to increased trading activities by Williams Energy Services. The increase in other assets and deferred charges is due primarily to the excess purchase price allocated to intangibles for businesses acquired by Williams Communications Group. The decrease in accrued liabilities reflects the payment to Williams of income taxes related to discontinued operations.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  The exhibits listed below are filed as part of this report:

                 Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

          (b) During the third quarter of 1996, Williams Holdings did not file a Form 8-K.

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


November 14, 1996