Form 10-K405
period 1996-12-31
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1997-03-26
CIK 947779

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-20555

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

               Registrant's Telephone Number Including Area Code:
                                 (918) 588-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $1.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     None of the registrant's voting stock is held by nonaffiliates.

     The number of shares of the registrant's Common Stock outstanding at March 21, 1997, was 1,000 shares, all of which are owned by The Williams Companies, Inc.

     The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Williams Holdings of Delaware, Inc. (the "Company") was incorporated under the laws of the State of Delaware in July 1994. The principal executive offices of the Company are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone (918) 588-2000). Unless the context otherwise requires, references to the Company herein include subsidiaries of the Company. The Company is a wholly-owned subsidiary of The Williams Companies, Inc. ("Williams").

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

     On January 18, 1995, Williams acquired 60 percent of Transco Energy Company ("Transco") in a cash tender offer. Williams acquired the remaining 40 percent of Transco's stock through a merger, effective May 1, 1995. Also effective May 1, 1995, Williams transferred to the Company certain natural gas gathering, processing and marketing assets, as well as certain other assets, previously owned by Transco. The consolidated financial statements of the Company and financial and operating information include the results of operations for these assets from January 18, 1995. See Note 2 of Notes to Consolidated Financial Statements. The Company has sold or liquidated certain assets received from Transco. The largest of these assets, Transco Coal Company, was sold in June 1995 for $65 million in cash and up to $23 million in preferred stock of the purchaser.

     On December 28, 1995, a subsidiary of the Company purchased the BOk Tower, an approximate 1.1 million square foot commercial office building located in Tulsa, Oklahoma. The building serves as headquarters for Williams and its subsidiaries, including the Company. Williams and certain of its subsidiaries currently occupy approximately 51 percent of the building. In connection with the purchase, the Company assumed intercompany debt payable to Williams of approximately $60 million.

     In 1996, the Company reorganized its energy operations under a newly created, wholly owned subsidiary, Williams Energy Group, and organized the reporting for its communications operations under a single communications subsidiary, Williams Communications Group, Inc.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplemental Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company, through subsidiaries, engages in hydrocarbon exploration and production activities; natural gas gathering, processing, and treating activities; the transportation and terminaling of crude oil and petroleum products; the production and marketing of ethanol; and energy commodity trading and marketing and provides a variety of other products and services, including price risk management services, to the energy industry. The Company's communications subsidiaries offer data-, voice-, and video-related products and services; advertising distribution services; video services and other multimedia services for the broadcast industry; broadcast facsimile and audio- and video-conferencing services for businesses; interactive, computer-based training and services; and customer premise voice and data equipment, including installation and maintenance; and network integration and management services nationwide. The Company also has certain other equity investments.

     The Company conducts substantially all of its operations through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative, and other services for the Company and its subsidiaries. The Company's principal sources of cash are from external financings, dividends and advances from its subsidiaries, advances from Williams, investments, and interest payments from subsidiaries and Williams on cash advances. The amount of dividends available to the Company from subsidiaries largely depends on each subsidiary's earnings and capital requirements. Terms of one subsidiary's borrowing arrangements limit the transfer of funds to the Company.

                                     ENERGY

WILLIAMS ENERGY GROUP (WILLIAMS ENERGY)

     In 1996, the Company reorganized its energy operations under a newly created, wholly owned subsidiary, Williams Energy, and began reporting such operations for financial reporting purposes on this basis in the fourth quarter of 1996. Management believes the new structure will better position it to offer customers a full range of energy products and services by capitalizing on synergies of the combined business units.

     Williams Energy is comprised of four major business units: Exploration and Production, Field Services, Petroleum Services, and Merchant Services. Through its business units, Williams Energy engages in energy production and exploration activities; natural gas gathering, processing, and treating; petroleum liquids transportation and terminal services; ethanol production; and energy commodity marketing and trading.

     Williams Energy, through its subsidiaries, owns 531 Bcf* of proved natural gas reserves located primarily in the San Juan Basin of Colorado and New Mexico and owns and operates approximately 11,000 miles of gathering pipelines, eight gas treating plants, 10 gas processing plants, 57 petroleum products terminals and approximately 9,300 miles of liquids pipeline. Physical and notional volumes traded by Williams Energy's merchant services unit approximated 6,552 TBtu equivalents in 1996. Williams Energy, through its subsidiaries, employs approximately 2,500 employees.

     Revenues and operating profit for Williams Energy by business unit are reported in the Consolidated Financial Statements included herein.

     A business description of each of Williams Energy's business units follows.

     EXPLORATION AND PRODUCTION

     Williams Energy, through its wholly owned subsidiary Williams Production Company (Williams Production), owns and operates producing gas leasehold properties in Colorado, Louisiana, New Mexico, Texas, Utah, Wyoming, and offshore in the Gulf of Mexico.

     In December 1996, Williams Production entered into an agreement with an unaffiliated exploration company for the joint exploration of 27,000 acres in the Houma Embayment Area of southern Louisiana. Williams Production will earn a 50 percent working interest in the leasehold block by drilling up to eight exploratory wells within a 125-square mile 3-D seismic survey during the next 12-18 months. Williams Production also purchased 50 percent of this company's working interest in 23 producing wells and associated facilities in the area with daily production of approximately 9,000 MMBtus per day. Also in 1996, Williams

---------------

* The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "Btu" means British Thermal Units, "MMBtu" means one million British Thermal Units, and "TBtu" means one trillion British Thermal Units.

Production acquired leasehold interests in the East Texas Haynesville Cotton Valley Reef and now controls, along with unaffiliated partners, in excess of 135,000 gross acres in this area.

     Gas Reserves. As of December 31, 1996, 1995, and 1994, Williams Production had proved developed natural gas reserves of 323 Bcf, 292 Bcf, 269 Bcf, respectively, and proved undeveloped reserves of 208 Bcf, 222 Bcf, and 220 Bcf, respectively. Of Williams Production's total proved reserves, 87 percent are located in the San Juan Basin of Colorado and New Mexico. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. As of December 31, 1996, the gross and net developed leasehold acres owned by Williams Production totaled 263,869 and 114,183, respectively, and the gross and net undeveloped acres owned were 339,540 and 76,722, respectively. As of such date, Williams Production owned interests in 2,911 gross producing wells (523 net) on its leasehold lands. The following table summarizes drilling activity for the periods indicated:

                                                                           DEVELOPMENT
                                                                          --------------
COMPLETED                                                                 GROSS     NET
 DURING                                                                   WELLS    WELLS
---------                                                                 -----    -----
  1996..................................................................   65       11
  1995..................................................................    61      22
  1994..................................................................    66      19

     The majority of Williams Production's gas production is currently being sold in the spot market at market prices. Total net production sold during 1996, 1995, and 1994 was 26.8 Bcf, 26.3 Bcf, and 23.2 Bcf, respectively. The average production costs, including production taxes, per Mcf of gas produced were $.27, $.26, and $.30, in 1996, 1995, and 1994, respectively. The average wellhead sales price per Mcf was $.98, $.88, and $1.21, respectively, for the same periods.

     In 1993, Williams Production conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Williams subsequently sold Trust Units to the public in an underwritten public offering. Williams Holdings holds 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Proved developed coal seam gas reserves at December 31, 1996, attributed to the properties conveyed were 149 Bcf. Production information reported herein includes Williams Production's interest in such Units.

    FIELD SERVICES

     Williams Energy, through various direct and indirect subsidiaries in its Field Services unit (Field Services), owns and operates nonregulated natural gas gathering, processing, and treating facilities located in northwestern New Mexico, southwestern Colorado, southwestern Wyoming, northwestern Oklahoma, southwestern Kansas, and also in areas offshore and onshore in Texas and Louisiana. Field Services operates regulated gathering facilities owned by Transcontinental Gas Pipe Line Corporation, an affiliated company. The facilities operated for this affiliate are the subject of an application for an order permitting abandonment so the facilities can be transferred to Field Services. Gathering services provided include the gathering of gas and the treating of coal seam gas.

     Expansion Projects. Field Services expanded its gulf coast operations in 1996 primarily through acquisitions. In July, Field Services acquired a 70 MMcf per day processing plant in south-central Louisiana. In November, Field Services signed a letter of intent to acquire the remaining 50 percent interest in a 500 MMcf per day processing plant in southwestern Louisiana and acquired a majority portion in a south Texas gathering system. In addition, Field Services expanded its gathering system in the San Juan Basin, completed construction of a 50 MMcf per day CO(2) treating facility in the Oklahoma Panhandle, and acquired the remaining 50 percent interest in a 60 MMcf per day processing plant in southern Texas.

     Customers and Operations. Facilities owned and operated by Field Services consist of approximately 7,400 miles of gathering pipelines, two gas treating plants and 10 gas processing plants (five of which are partially owned). The aggregate daily inlet capacity is approximately 3.9 Bcf of gas. Gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 1996, Field Services gathered natural gas for 187 customers. The largest gathering customers accounted for approximately 29 percent and 11 percent, respectively, of total gathered volumes. During 1996, Field Services processed natural gas for a total of 119 customers. The three largest customers accounted for approximately 25 percent, 12 percent, and 10 percent, respectively, of total processed volumes. No other customer accounted for more than 10 percent of gathered or processed volumes. Field Services' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Field Services.

     Operating Statistics. The following table summarizes gathering, processing, and natural gas liquid sales volumes for the periods indicated. The information includes operations attributed to facilities owned by affiliated entities but operated by Field Services:

                                                              1996     1995    1994
                                                              -----    ----    ----
Gas volumes (TBtu, except liquids sales):
  Gathering.................................................  1,119     810    679
  Processing................................................    484     406    392
  Natural gas liquid sales (millions of gallons)............    391     284    281

    PETROLEUM SERVICES

     Williams Energy, through wholly owned subsidiaries in its Petroleum Services unit, owns and operates a petroleum products and crude oil pipeline, two ethanol production plants (one of which is partially owned), and petroleum products terminals and provides services and markets products related thereto.

     Transportation. A subsidiary in the Petroleum Services unit, Williams Pipe Line Company (Williams Pipe Line), owns and operates a petroleum products and crude oil pipeline system which covers an 11-state area extending from Oklahoma in the south to North Dakota and Minnesota in the north and Illinois in the east. The system is operated as a common carrier offering transportation and terminaling services on a nondiscriminatory basis under published tariffs. The system transports refined products, LP-gases, lube extracted fuel oil, and crude oil.

     At December 31, 1996, the system traversed approximately 7,300 miles of right-of-way and included approximately 9,300 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 82 pumping stations, 23 million barrels of storage capacity, and 47 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank cars. The maximum number of barrels which the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Because the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated.

     Operating Statistics. The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                           1996      1995      1994
                                                          -------   -------   -------
Shipments (thousands of barrels):
     Refined products:
     Gasolines..........................................  134,296   125,060   120,682
     Distillates........................................   68,628    61,238    61,129
     Aviation fuels.....................................   11,189    12,535     9,523
     LP-Gases...........................................   15,618    12,839    10,849
     Lube extracted fuel oil............................    8,555     4,462         0
     Crude oil..........................................      891       860     1,062
                                                          -------   -------   -------
     Total Shipments....................................  239,177   216,994   203,245
                                                          =======   =======   =======
Daily average (thousands of barrels)....................      655       595       557
Average haul (miles)....................................      259       269       284
Barrel miles (millions).................................   61,969    58,326    57,631

     Environmental regulations and changing crude supply patterns continue to affect the refining industry. The industry's response to environmental regulations and changing supply patterns will directly affect volumes and products shipped on the Williams Pipe Line system. Environmental Protection Agency ("EPA") regulations, driven by the Clean Air Act, require refiners to change the composition of fuel manufactured. A pipeline's ability to respond to the effects of regulation and changing supply patterns will determine its ability to maintain and capture new market shares. Williams Pipe Line has successfully responded to changes in diesel fuel composition and product supply and has adapted to new gasoline additive requirements. Reformulated gasoline regulations have not yet significantly affected Williams Pipe Line. Williams Pipe Line will continue to position itself to respond to changing regulations and supply patterns, but the Company cannot predict how future changes in the marketplace will affect Williams Pipe Line's market areas.

     Ethanol. Williams Energy, through its wholly owned subsidiary Williams Energy Ventures, Inc. (WEV), is engaged in the production and marketing of ethanol. WEV owns and operates two ethanol plants of which corn is the principal feedstock. The Pekin, Illinois, plant, which WEV purchased in 1995, has an annual production capacity of 100 million gallons of fuel-grade and industrial ethanol and also produces various coproducts. The Aurora, Nebraska, plant (in which WEV owns a 75 percent interest) began operations in November 1995 and has an annual production capacity of 30 million gallons. WEV also markets ethanol produced by third parties.

     The sales volumes set forth below include ethanol produced by third parties as well as by WEV for the periods indicated:

                                                               1996      1995    1994
                                                              -------   ------   ----
Ethanol sold (thousands of gallons).........................  119,800   53,500    n/a
Coproducts sold (thousands of tons).........................      398      159    n/a

     Terminals and Services. Williams Energy, through its subsidiary WEV, also operates petroleum products terminals in the western and southeastern United States and provides services including performance additives and ethanol blending. In September 1996, WEV acquired a 45.5 percent interest in eight petroleum products terminals located in the southeast United States. During the last four months of the year, these terminals loaded 7.8 million barrels of refined products.

    MERCHANT SERVICES

     Williams Energy, through subsidiaries, primarily Williams Energy Services Company and its subsidiaries ("WESCO"), offers a full suite of energy products and services throughout North America and serves over 2,000 companies. WESCO's business includes natural gas and energy commodity marketing activities, at both the wholesale and retail levels. In addition, WESCO offers a comprehensive array of price-risk management products and services and capital services to the diverse energy industry.

     WESCO markets natural gas throughout North America and grew its total volumes (physical and notional) to an average of 15.9 TBtu per day in 1996. The core of WESCO's business has traditionally been the Gulf Coast and eastern regions, using the pipeline systems owned by the Company, but also includes marketing on approximately 30 non-Williams' pipelines. WESCO's natural gas customers include producers, industrials, local distribution companies, utilities, and other marketers.

     During 1996, WESCO also marketed natural gas liquids, crude, refined products, and liquefied natural gas with total volumes (physical and notional) averaging 2.0 TBtu per day.

     WESCO entered the power marketing and trading business in 1996. During its first year of operations, WESCO's power group marketed over 4 million megawatt hours (physical and notional) of power.

     WESCO provides price risk management services through a variety of financial instruments including option and swap agreements related to various energy commodities. Through its capital financing services, WESCO also provides participants in the energy industry with capital for energy-related projects including acquisitions of proved reserves and reworking of wells.

     In 1996, WESCO established a retail energy services group. As a part of the retail strategy, WESCO acquired a 50 percent interest in Volunteer Energy Corporation, a natural gas marketing company with experience in end-use markets. WESCO has also aligned with Boston Edison Company to form EnergyVision, an enterprise designed to provide access to retail energy markets in the New England area.

     Operating Statistics. The following table summarizes operating profit and marketing volumes for the periods indicated (dollars in millions, volumes in TBtu equivalents).

                                                            1996      1995      1994
                                                           ------    ------    ------
Operating profit.........................................  $ 66.4    $ 33.2    $  3.4
Total marketing volumes (physical and notional)..........   6,552     3,822     1,642

REGULATORY MATTERS

     Field Services. Historically, an issue has existed as to whether the Federal Energy Regulatory Commission (FERC) has authority under the Natural Gas Act to regulate gathering and processing prices and services. During 1994, after reviewing its legal authority in a Public Comment Proceeding, FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline-affiliated gathering and processing companies are outside its authority under the Natural Gas Act. An appellate court has affirmed FERC's determination. As a result of these FERC decisions, several of the individual states in which Field Services conducts its operations may consider whether to impose regulatory requirements on gathering companies. No state currently regulates Field Services' gathering or processing rates or services.

     Petroleum Services. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable and nondiscriminatory rates, to file its tariffs with FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to FERC and to submit to examination of its records by the audit staff of FERC. Authority to regulate rates, shipping rules, and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by FERC. The Department of Transportation, as authorized by the 1992 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws applicable to intrastate pipelines.

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

     FERC's Presiding Judge issued the Initial Decision in Phase II on May 29, 1996. The Judge ruled that Williams Pipe Line failed to demonstrate that the rates at issue for the 12 less competitive markets were just and reasonable and that Williams Pipe Line must roll back those rates to pre-1990 levels and pay refunds with interest to its shippers. The Initial Decision held that Williams Pipe Line's individual rates must be judged on the basis of cost allocations, although Williams Pipe Line was given no notice of this particular basis of judgment and the Commission expressly declined to adopt such standards in its Opinion No. 391. Moreover, the Commission clarified its final order in Phase I (Opinion No. 391-A) by stating that Williams Pipe Line was not required to defend its rates with cost allocations. Primarily on this basis, Williams Pipe Line sought a review of the Initial Decision by the full Commission by filing a brief on exceptions on June 28, 1996. The review of the Phase II Initial Decision is pending before the Commission, and a shipper's appeal of the Phase I order in the United States Court of Appeals for the District of Columbia Circuit has been stayed pending the completion of Phase II. Williams Pipe Line is not required to comply with the Initial Decision in Phase II prior to the Commission's issuance of a final order. Williams Pipe Line continues to believe that its revised tariffs will ultimately be found lawful. See Note 17 of Notes to Consolidated Financial Statements.

     Merchant Services. Management believes that WESCO's activities are conducted in substantial compliance with the marketing affiliate rules of FERC Order 497. Order 497 imposes certain nondiscrimination, disclosure, and separation requirements upon interstate natural gas pipelines with respect to their natural gas trading affiliates. WESCO has taken steps to ensure it does not share employees with affiliated interstate natural gas pipelines and does not receive information from such affiliates that is not also available to unaffiliated natural gas trading companies.

COMPETITION

     Exploration and Production. Williams Energy's exploration and production unit competes with a wide variety of independent producers as well as integrated oil and gas companies for markets for its production.

     Field Services. Williams Energy competes for gathering and processing business with interstate and intrastate pipelines, producers, and independent gatherers and processors. Numerous factors impact any given customer's choice of a gathering or processing services provider, including rate, term, timeliness of well connections, pressure obligations, and the willingness of the provider to process for either a fee or for liquids taken in-kind.

     Petroleum Services. Williams Energy's petroleum services operations are subject to competition because Williams Pipe Line operates without the protection of a federal certificate of public convenience and necessity that might preclude other entrants from providing like service in its area of operations. Further, Williams Pipe Line must plan, operate and compete without the operating stability inherent in a broad base of contractually obligated or owner-controlled usage. Because Williams Pipe Line is a common carrier, its shippers need only meet the requirements set forth in its published tariffs in order to avail themselves of the transportation services offered by Williams Pipe Line.

     Competition exists from other pipelines, refineries, barge traffic, railroads, and tank trucks. Competition is affected by trades of products or crude oil between refineries that have access to the system and by trades among brokers, traders and others who control products. Such trades can result in the diversion from the Williams Pipe Line system of volume that might otherwise be transported on the system. Shorter, lower revenue hauls may also result from such trades. Williams Pipe Line also is exposed to interfuel competition whereby an energy form shipped by a liquids pipeline, such as heating fuel, is replaced by a form not transported by a liquids pipeline, such as electricity or natural gas. While Williams Pipe Line faces competition from a variety of sources throughout its marketing areas, the principal competition is other pipelines. A number of pipeline systems, competing on a broad range of price and service levels, provide transportation service to various areas served by the system. The possible construction of additional competing products or crude oil pipelines, conversions of crude oil or natural gas pipelines to products transportation, changes in refining capacity, refinery closings, changes in the availability of crude oil to refineries located in its marketing area, or conservation and conversion efforts by fuel consumers may adversely affect the volumes available for transportation by Williams Pipe Line.

     Williams Energy's ethanol operations compete in local, regional, and national fuel additive markets with one large ethanol producer, numerous smaller ethanol producers, and other fuel additive producers, such as refineries.

     Merchant Services. Williams Energy's merchant services operations directly compete with large independent energy marketers, marketing affiliates of regulated pipelines and utilities, electric wholesalers and retailers and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

OWNERSHIP OF PROPERTY

     The majority of Williams Energy's ownership interests in exploration and production properties are held as working interests in oil and gas leaseholds.

     Subsidiaries of Williams Energy own gathering and processing facilities in fee. Gathering systems are constructed and maintained pursuant to rights-of-way, easements, permits, licenses, and consents on and across properties owned by others. The compressor stations and gas processing and treating facilities are located in whole or in part on lands owned by subsidiaries of Williams Energy or on sites held under leases or permits issued or approved by public authorities.

     Williams Pipe Line's system is owned in fee. However, a substantial portion of the system is operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses, or consents on and across properties owned by others. The terminals, pump stations, and all other facilities of the system are located on lands owned in fee or on lands held under long-term leases, permits, or contracts. Management believes that the system is in such a condition and maintained in such a manner that it is adequate and sufficient for the conduct of business.

     The primary assets of Williams Energy's merchant services unit are its term contracts, employees, and related systems and technological support.

ENVIRONMENTAL MATTERS

     Williams Energy is subject to various federal, state, and local laws and regulations relating to environmental quality control. Management believes that Williams Energy's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings, and competitive position of Williams Energy.

     The EPA has named Williams Pipe Line as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. The EPA placed this site on the National Priorities List in July 1990. In April 1991, Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994, concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells. Williams Pipe Line should complete monitoring in the second quarter of 1997.

                                 COMMUNICATIONS

WILLIAMS COMMUNICATIONS GROUP, INC. (WILLIAMS COMMUNICATIONS GROUP)

     The Company organized the reporting for its communications operations under a single communications reporting entity in 1996 and has reported the financial results of these operations on a consolidated basis since the third quarter of 1996. Management believes that the new structure will better position it to provide total enterprise network solutions and superior customer service on a global basis. In addition, management believes this structure will facilitate growth and diversification while recognizing the convergence of customers, markets and product offerings of its communications operations. Management also believes the combination creates a vehicle to better establish name recognition and presence in the communications industry.

     The new entity, Williams Communications Group, Inc. ("Williams Communications Group"), is comprised of four major business units: Williams Telecommunications Systems, Inc.; Vyvx, Inc.; Global Access Telecommunications Services, Inc. (formerly known as ITC mediaConferencing Company); and Williams Learning Network, Inc. Through these business units, Williams Communications Group provides customer-premise voice and data equipment, including installation and maintenance; network integration and management services; advertising distribution; video services and other multimedia services for the broadcasting industry; broadcast facsimile, audio- and videoconferencing services for businesses; and interactive, computer-based training programs and services for a variety of industries.

     In March 1997, Williams Communications Group acquired the stock of Critical Technologies, Incorporated, a network systems integrator that designs, builds, implements, and maintains large-scale business communications systems.

     Williams Communications Group, through its subsidiaries, owns approximately 11,000 fiber miles of fiber-optic network, a global satellite network including five teleports in the United States and capacity on domestic and international transponders, approximately 53 television switching centers, more than 1,300 fully equipped service vehicles, and 120 sales and services locations nationwide plus international offices serving Europe, South America and the Pacific Rim. Williams Communications Group employed approximately 4,300 employees as of December 31, 1996.

     Consolidated revenues by business unit and operating profit for Williams Communications Group for 1996 were as follows (dollars in millions):

Revenues:
     WilTel
       WilTel Voice.....................  $520.6
       WilTel Data......................    47.5
     Vyvx...............................   100.0
     Williams Learning Network..........    17.9
     Global Access......................     7.6
     Other..............................    17.7
                                          ------
          Total.........................  $711.3
                                          ======
Operating Profit........................  $  6.6
                                          ======

     A business description of each of Williams Communications Group's business units follows.

     WILLIAMS TELECOMMUNICATIONS SYSTEMS, INC. (WILTEL)

     WilTel provides data, voice and video communications products and services to a wide variety of customers nationally. WilTel serves its customers through more than 100 sales and service locations throughout the United States, over 3,100 employees and over 1,300 stocked service vehicles. WilTel employs more than 1,400 technicians and more than 500 sales representatives and sales support personnel to serve an estimated 41,000 commercial, governmental and institutional customer sites. WilTel's customer base ranges from large publicly-held corporations and the federal government to small privately-owned entities.

     WilTel offers its customers a full array of data, multimedia, voice and video network interconnect products including digital key systems (generally designed for voice applications with fewer than 100 lines), private branch exchange (PBX) systems (generally designed for voice applications with greater than 100 lines), voice processing systems, interactive voice response systems, automatic call distribution applications, call accounting systems, network monitoring and management systems, desktop video, routers, channel banks, intelligent hubs and cabling. WilTel's services also include the design, configuration and installation of voice and data networks and the management of customers' telecommunications operations and facilities. WilTel's National Technical Resource Center provides customers with on-line order entry and trouble reporting services, advanced technical assistance and training. Other service capabilities include Local Area Network and PBX remote monitoring and toll fraud detection.

     In 1994, WilTel acquired BellSouth's customer premise equipment sales and service operations in 29 states outside of BellSouth's local operating region in the nine southeastern-most states and Jackson Voice Data, a New York City-based customer premise equipment company. In 1996, WilTel acquired Comlink, Inc., a Marlborough, Massachusetts, based voice and network systems integrator. Comlink services 5,000 customers in Vermont, New Hampshire, Maine, Massachusetts, Rhode Island and Connecticut. Also in 1996, WilTel acquired SoftIRON Systems, Inc., a network systems integrator based in California. SoftIRON works with organizations to design, procure, install and support complex data systems. SoftIRON maintains more than 200 sites with high-speed data switches, 5,000 remote access ports and extensive networks managing more than 15,000 devices. The acquisition of these businesses has allowed WilTel to capitalize on its existing infrastructure, strengthen its national market presence and geographic customer density and has provided more diversity in product offerings.

     Operating Statistics. The following table summarizes the results of operations for the periods indicated (dollars and ports in millions):

                                           1996     1995     1994
                                          ------   ------   ------
Revenues................................  $568.1   $494.9   $396.6
Percentage of revenues by type of
  service:
  New system sales......................      40%      34%      33%
  System modifications..................      34       39       36
  Maintenance...........................      24       25       24
  Other.................................       2        2        7
Backlog.................................  $112.2   $ 85.0   $ 92.4
Total ports.............................     5.1      4.7      4.1

     A port is defined as an electronic address resident in a customer's PBX or key system that supports a station, trunk or data port.

     In 1996, WilTel derived approximately 59.7 percent of its revenues from its existing customer base and approximately 40.3 percent from the sale of new telecommunications systems. WilTel's three largest suppliers accounted for approximately 86 percent of equipment sold in 1996. A single manufacturer supplied 73 percent of all equipment sold. In this case, WilTel is the largest independent distributor in the United States of certain of this company's products. About 63 percent of WilTel's active customer base consists of this manufacturer's products. The distribution agreement with this supplier is scheduled to expire at the end of 2000. Management believes there is minimal risk as to the availability of products from suppliers.

    VYVX, INC. (VYVX)

     Vyvx offers broadcast-quality television and multimedia transmission services nationwide by means of fiber optic cable, satellite uplink/downlink facilities and satellite transponder capacity. Vyvx fiber primarily provides backhaul or point-to-point transmission of news and other programming between two or more customer locations. For example, the Vyvx network is used for the broadcast coverage of major professional sporting events. With satellite facilities, Vyvx provides point-to-multipoint transmission service. Vyvx's customers include all of the major broadcast and cable networks. Vyvx is also engaged in the business of advertising distribution and is exploring other multimedia communication opportunities through its fiber optic network.

     In 1996, Vyvx acquired four teleports (including satellite earth station facilities) from ICG Wireless Services. The teleports are located in Atlanta, Denver, Los Angeles and New York (Carteret, New Jersey). Also in 1996, Vyvx acquired Global Access Telecommunications Services, Inc., the second largest reseller of worldwide video transmission services, which resulted in the management of a fifth teleport in Kansas City. The business television operations were transferred to ITC mediaConferencing, and Vyvx continues to operate the satellite and transponder facilities of the former Global Access. As discussed below, ITC mediaConferencing has adopted the Global Access name. These acquisitions enabled Vyvx to become a full-service fiber-optic and satellite video transmission provider.

     In November and December, 1996, respectively, Vyvx acquired the assets of Cycle-Sat, Inc. and Viacom MGS Services Inc., both distributors of television advertising. These acquisitions provide connectivity and presence in more than 550 television broadcast stations around the country.

     Under an agreement with IXC Communications entered into in the fourth quarter of 1996, Vyvx will build a 1,600-mile fiber-optic network from Houston to Washington, D.C., in proximity to pipeline right-of-way owned by the Company. Vyvx will then exchange rights to use a portion of the unlit fiber for usage rights to IXC's existing 4,500-mile Los Angeles-to-New York route. It is estimated that by mid-1998, Vyvx will have added 6,100 miles of new, unrestricted network to its existing 11,000-mile system, which is limited to multimedia applications.

     WILLIAMS LEARNING NETWORK, INC. (WILLIAMS LEARNING NETWORK)

     Williams Learning Network, formerly Williams Knowledge Systems, provides multimedia-based training products for the chemical, refining, utility and manufacturing industries. Williams Learning Network serves approximately 6,500 customers in these industries.

     In December 1996, Williams Learning Network announced the formation of a joint venture with the Public Broadcast Service to utilize Internet, video-on-demand, fiber-optic and satellite technologies to bring professional development and training services to the business community. The 20-year agreement provides for a management committee to operate the new entity.

     GLOBAL ACCESS TELECOMMUNICATIONS SERVICES, INC. (GLOBAL ACCESS)
       (FORMERLY ITC MEDIACONFERENCING COMPANY)

     In October 1995, a business unit of Williams Communications Group acquired a 22 percent interest in ITCmediaConferencing Company ("ITC") and acquired the remaining interest in ITC in 1996. Williams Communications Group has subsequently changed ITC's name to Global Access Telecommunications Services, Inc. ("Global Access"). Global Access offers multi-point videoconferencing, audioconferencing and enhanced facsimile services as well as single point to multi-point business television services. The acquisition enables Williams Communications Group to provide customers with integrated media conferences, bringing together voice, video and facsimile by utilizing Williams Communications Group's existing fiber-optic and satellite services.

     In March 1997, Global Access acquired Satellite Management, Inc., a systems integrator for business television and provider of other satellite-based services.

REGULATORY MATTERS

     The equipment WilTel sells must meet the requirements of Part 68 of the Federal Communications Commission (FCC) rules governing the equipment registration, labeling and connection of equipment to telephone networks. WilTel relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. A subsidiary of WilTel, which provides intrastate microwave communications services for a Federal agency, is subject to FCC regulations as a common carrier microwave licensee. These regulations have a minimal impact on WilTel's operations.

     Vyvx is subject to FCC regulations as a common carrier with regard to certain of its transmission services and is subject to the laws of certain states governing public utilities. An FCC rulemaking to eliminate domestic, common carrier tariffs has been stayed pending judicial review. In the interim, the FCC is requiring such carriers to operate under traditional tariff rules. Operations of satellite earth stations and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not significantly impact Vyvx's operations.

COMPETITION

     WilTel has many competitors ranging from Lucent Technologies and the Regional Bell Operating Companies to small individually-owned companies that sell and service customer premise equipment. Competitors include companies that sell equipment comparable or identical to that sold by WilTel. There are virtually no barriers to entry into this market.

     Vyvx's video and multimedia transmission operations compete primarily with companies offering video or multimedia transmission services by means of satellite facilities and to a lesser degree with companies offering transmission services via microwave facilities or fiber-optic cable.

     Federal telecommunications reform legislation enacted in February 1996 is designed to increase competition both in the long distance market and local exchange market by significantly liberalizing current restrictions on market entry. In particular, the legislation establishes procedures permitting Regional Bell Operating Companies to provide long distance services including, but not limited to, video transmission services, subject to certain restrictions and conditions precedent. Moreover, electric and gas utilities may provide telecommunications services, including long distance services, through separate subsidiaries. The legislation also calls for tariff forbearance and relaxation of regulation over common carriers. At this time, management cannot predict the impact such legislation may have on the operations of Williams Communications Group.

OWNERSHIP OF PROPERTY

     Vyvx owns part of its fiber-optic transmission facilities and leases the remainder. Vyvx carries signals by means of its own fiber-optics facilities, as well as carrying signals over fiber-optic facilities leased from third-party interexchange carriers and the various local exchange carriers. Vyvx holds its satellite transponder capacity under various agreements. Vyvx owns part of its teleport facilities and holds the remainder under either a management agreement or long-term facilities leases.

ENVIRONMENTAL MATTERS

     Williams Communications Group is subject to federal, state and local laws and regulations relating to the environmental aspects of its business. Management believes that Williams Communications Group's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Communications Group.

                               OTHER INFORMATION

     The Company has approximately 6,500 full-time employees, of whom approximately 750 are represented by unions and covered by collective bargaining agreements. The Company considers its relations with its employees to be generally good.

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

     As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole primarily relate to changes in general economic conditions in the United States; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; (ii) for the Company's regulated businesses, risks and uncertainties primarily relate to the impact of future federal and state regulation of business activities, including allowed rates of return; and (iii) risks and uncertainties associated with the Company's unregulated businesses primarily relate to the ability of such entities to develop expanded markets and product offerings as well as maintaining existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things. Further, gas prices which directly impact gathering and processing throughput and operating profits may fluctuate in unpredictable ways as may corn prices, which directly affect the Company's ethanol business. It is also not possible to predict which of many possible future products and service offerings will be important to maintaining a competitive position in the communications business or what expenditures will be required to develop and provide such products and services.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company has no significant foreign operations.

ITEM 2. PROPERTIES

     See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS.

     Other than as described under Item 1 -- Business and in Note 17 of Notes to Consolidated Financial Statements, there are no material pending legal proceedings. The Company is subject to ordinary routine litigation incidental to its business.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of December 31, 1996, all of the outstanding shares of the Company's Common Stock were owned by Williams. The Company's Common Stock is not publicly traded, and there is no market for such shares.

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

                                           1996        1995        1994        1993        1992
                                         --------    --------    --------    --------    --------
                                                                (MILLIONS)
Revenues...............................  $1,841.3    $1,354.0    $1,264.3    $1,221.0    $1,283.2
Income from continuing operations*.....     228.7       211.8       125.5       152.3        46.9
Income from discontinued
  operations**.........................        --     1,018.8        94.0        46.4        25.2
Total assets...........................   5,163.9     4,232.8     3,440.1     2,989.4     2,869.9
Long-term debt.........................     860.4       273.9       507.0       229.4       337.1
Stockholder's equity...................  $2,482.8    $2,151.6    $1,739.9    $1,818.0    $1,614.6

---------------
 * See Note 5 of Notes to Consolidated Financial Statements for discussion of significant asset sales and write-off of project costs in 1996, 1995 and 1994. Income from continuing operations in 1993 includes a pre-tax gain of $51.6 million as a result of the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust.
** See Note 3 of Notes to Consolidated Financial Statements for discussion of the gain on the sale of discontinued operations. Amounts prior to 1995 reflect operating results of the network services' operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1996 vs. 1995

     Field Services' revenues increased $126.9 million, or 34 percent, due primarily to higher natural gas liquids sales revenues of $64 million combined with higher gathering and processing revenues of $46 million and $13 million, respectively. Natural gas liquids sales revenues increased due to a 36 percent increase in sales volumes combined with higher average prices. Gathering and processing volumes increased 18 percent and 19 percent, respectively. Costs and operating expenses increased $99 million, or 49 percent, due primarily to higher fuel and replacement gas purchases, expanded facilities and increased operations. Other income -- net for 1996 includes a $20 million gain from the property insurance coverage associated with construction of replacement gathering facilities and $6 million of gains from the sale of two small gathering systems, partially offset by $5 million of environmental remediation accruals. Other income -- net for 1995 includes $20 million in operating profit from a favorable resolution of contingency issues involving previously regulated gathering and processing assets. Operating profit increased $16 million, or 11 percent, due primarily to higher natural gas liquids margins and increased gathering and processing activities. Operating profit was favorably impacted in both 1996 and 1995 by approximately $20 million of other income.

     Merchant Services' revenues increased $107.6 million, or 70 percent, due primarily to higher natural gas and gas liquids marketing, price-risk management activities and petroleum product marketing of $77 million, $24 million and $18 million, respectively, partially offset by lower contract origination revenues of $10 million. Natural gas and gas liquids marketing revenues increased due to higher marketing volumes and prices. In addition, net physical trading revenues increased $3 million, due to a 19 percent increase in natural gas physical trading volumes from 754 TBtu to 896 TBtu, largely offset by lower physical trading margins. Costs and operating expenses increased $73 million, or 94 percent, due primarily to higher natural gas purchase volumes and prices. Operating profit increased $33.2 million, or 100 percent, due primarily to higher price-risk management revenues, a reduction of development costs associated with its information products business and increased natural gas marketing volumes. Partially offsetting were higher selling, general and administrative expenses and lower contract origination revenues resulting from the impact of profits realized from certain long-term natural gas supply obligations in 1995. Merchant Services' price-risk management and trading activities are subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, and credit risk. Merchant Services manages risk by maintaining its portfolio within established trading policy guidelines.

     Petroleum Services' revenues increased $165.2 million, or 50 percent, due primarily to an increase in transportation activities and ethanol sales of $31 million and $133 million, respectively. Revenues from transportation activities increased due primarily to a 10 percent increase in shipments and a $14 million increase in product sales. Shipments increased as a result of new business and the 1995 impacts of unfavorable weather conditions and a fire at a truck-loading rack. Average length of haul and transportation rate per barrel were slightly below 1995 due primarily to shorter haul movements. Ethanol revenues increased following the August 1995 acquisition of Pekin Energy and the fourth-quarter 1995 completion of the Aurora plant. Costs and operating expenses increased $155 million, or 68 percent, due primarily to a full year of ethanol production activities. Operating profit increased $6.5 million, or 9 percent, due primarily to increased shipments, partially offset by lower ethanol margins and production levels as a result of record high corn prices.

     Exploration and Production's revenues increased $19.5 million, or 31 percent, due primarily to higher revenues from the marketing of production from the Williams Coal Seam Gas Royalty Trust (Royalty Trust) and increased production revenues of $9 million and $8 million, respectively. The increase in marketing revenues reflects both increased volumes and higher average gas prices. The increase in production revenues reflects higher average gas prices. Costs and operating expenses increased $18 million due primarily to higher Royalty Trust natural gas purchase costs. Other income -- net in 1995 includes an $8 million loss accrual for a future minimum price natural gas commitment. Operating profit increased $8.7 million to $2.8 million in 1996 due primarily to the effect of the $8 million 1995 loss accrual.

     Williams Communications Group's revenues increased $172.4 million, or 32 percent, due primarily to the 1996 acquisitions which contributed revenues of $95 million. Additionally, increased business activity resulted in a $36 million revenue increase in new systems sales and a $16 million increase in digital fiber television services. The number of ports in service at December 31, 1996, increased 8 percent and billable minutes from occasional service increased 16 percent. Dedicated service voice-grade equivalent miles at December 31, 1996, decreased 6 percent as compared with December 31, 1995, which in part reflects a shift to occasional service. Costs and operating expenses increased $126 million, or 31 percent, and selling, general and administrative expenses increased $63 million, or 62 percent, due primarily to the overall increase in business activity and higher expenses for developing additional products and services, including the cost of integrating the most recent acquisitions. Operating profit decreased $18.4 million, or 74 percent, due primarily to the expenses of developing additional products and services along with integrating the most recent acquisitions.

     Allocated parent company expenses increased $5.8 million, or 44 percent, due primarily to a higher allocation percentage resulting from an increased level of operations. Interest accrued decreased $5.6 million, or 14 percent, due primarily to Williams' May 1, 1995, assumption of approximately $770 million of Transco Energy's outstanding debt previously assumed by Williams Holdings as a result of the Transco Energy acquisition, substantially offset by higher Williams Holdings' borrowing levels. Interest capitalized decreased $6.3 million, or 64 percent, due primarily to lower capital expenditures for gathering and processing facilities. Investing income decreased $35.7 million, or 47 percent, due primarily to lower interest earned on decreased advances to Williams and the effects of a $15 million dividend in 1995 from Texasgulf Inc. (sold in 1995) and $5 million of dividends in 1995 on Williams common stock held by Williams Holdings (see Note 4). The 1996 gain on sales/exchange of assets -- net results from the sale of certain communications rights (see Note
5). The 1995 gain on sales/exchange of assets -- net includes a $12.6 million pre-tax loss on the sale of the 15 percent interest in Texasgulf Inc., a $25.4 million pre-tax gain recognized as a result of the exchange of Williams common stock for Williams convertible debentures and warrants to purchase Williams common stock, and a $10.8 million pre-tax gain from the sale of Williams Holdings' remaining investment in Williams common stock (see Notes 4 and 5). The 1995 write-off of project costs results from the cancellation of an underground coal gasification project in Wyoming (see Note 5). Other income (expense) -- net in 1996 includes expenses of international activities offset by $5 million of reserve reversals. Other income (expense) -- net in 1995 includes approximately $5 million of dividends for Transco Energy's preferred and minority interest common stockholders and $4 million related to the wind down of Transco Energy's corporate activities.

     The $31 million, or 55 percent, increase in the provision for income taxes is primarily a result of higher pre-tax income and a higher effective income tax rate. The lower effective income tax rate in 1995 is the result of the $29.8 million of previously unrecognized tax benefits realized as a result of the sale of Texasgulf Inc. (see Note 6). The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from research activities and coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable state income tax adjustments of $6 million related to 1995. The effective income tax rate in 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1995 includes the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 6).

     On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations (see Note 3).

  1995 vs. 1994

     Field Services' revenues increased $78.1 million, or 27 percent, due primarily to higher gathering and processing revenues of $39 million and $10 million, respectively, combined with $17 million from Transco Energy's non-regulated Gulf Coast operations. Gathering revenues increased due primarily to a 19 percent increase in volumes combined with an increase in average prices. Processing revenues increased due primarily to an increase in average prices. Costs and operating expenses increased $33 million, or 20 percent, and selling, general and administrative expenses increased $25 million, or 134 percent, due primarily to expanded facilities, including Transco Energy's non-regulated Gulf Coast operations. In addition, selling, general and administrative expenses increased due to additional business development activities. Other income -- net for 1995 includes $20 million in operating profit from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. Operating profit increased $37.6 million, or 36 percent, primarily resulting from the $20 million in other income and the increase in gathering and processing revenues, partially offset by higher costs and operating expenses and selling, general and administrative expenses. Operating profit in 1994 included approximately $7 million in favorable settlements and adjustments of certain prior period accruals, including income of $4 million from an adjustment to operating taxes.

     Merchant Services' revenues and costs and operating expenses decreased $228.2 million and $289 million, respectively. The addition of Transco Energy's gas trading activities was more than offset by the reporting of 1995 natural gas marketing activities on a net-margin basis (see Note 15) and $72 million in lower petroleum services operations resulting from adverse market conditions. Natural gas physical trading volumes increased to 754 TBtu in 1995 compared to 148 TBtu in 1994, primarily from the effect of the Transco Energy acquisition. Selling, general and administrative expenses increased $28 million due primarily to the increase in trading activity. Operating profit increased $29.8 million from $3.4 million in 1994. Trading activities' operating profit increased $34 million, attributable primarily to income recognition from long-term natural gas supply obligations and no-notice service provided to local distribution companies. Included in trading activities is a price-risk management adjustment of $4 million from the valuation of certain natural gas supply and sales contracts previously excluded from trading activities. These increases were partially offset by $6 million of loss provisions, primarily accruals for contract disputes, and increased costs of supporting its information services business.

     Petroleum Services' revenues increased $111.2 million, or 51 percent, due to an increase in transportation activities and ethanol sales of $33 million and $84 million, respectively. Revenue from transportation activities increased due primarily to higher shipments and a $15 million increase in product sales. Shipments, while 7 percent higher than 1994, were reduced by the November 1994 fire at a truck-loading rack and unfavorable weather conditions in the first half of 1995. The average transportation rate per barrel and average length of haul were slightly below 1994 due primarily to shorter haul movements. Ethanol revenues increased following the acquisition of Pekin Energy in August 1995. Costs and operating expenses increased $93 million, or 69 percent, due primarily to increased operating expenses associated with transportation and ethanol activities. Operating profit increased $17.3 million, or 33 percent, due primarily to increased shipments, higher product sales margins of $4 million, $3 million related to the operations of Pekin Energy and the effect of $5 million of costs in 1994 for evaluating and determining whether to build an oil refinery near Phoenix.

     Exploration and Production's revenues increased $23.7 million, or 61 percent, due primarily to $35 million higher revenue from the marketing of production from the Royalty Trust and a 14 percent increase in production volumes, partially offset by a decrease in average gas sales prices. Costs and operating expenses increased $33 million due primarily to higher Royalty Trust natural gas purchase costs. Other income -- net in 1995 includes an $8 million loss accrual for a future minimum price natural gas commitment. Operating profit decreased $19.5 million to a $5.9 million operating loss in 1995 due primarily to the $8 million loss accrual, lower average gas sales prices and $3 million higher selling, general and administrative expenses.

     Williams Communications Group's revenues increased $122.3 million, or 29 percent, due primarily to $30 million from new systems, $28 million from existing system enhancements, $37 million from contract maintenance, moves, adds and changes, and $15 million in digital fiber television services. These amounts include the effect of the acquisitions of BellSouth Communications Systems in March 1994 and Jackson Voice Data, completed in October 1994. The number of ports in service at December 31, 1995, increased 14 percent, billable minutes from occasional service increased 110 percent and dedicated service voice-grade equivalent miles at December 31, 1995, increased 50 percent as compared with December 31, 1994. Costs and operating expenses increased $84 million, or 26 percent, and selling, general and administrative expenses increased $21 million, or 27 percent, due primarily to the overall increase in volume of sales and services and higher expenses for developing additional products and services. Operating profit increased $17.4 million from $7.6 million in 1994 due primarily to increased activity in new system sales, enhancements to existing systems, maintenance, digital television services and the full-year 1995 impact of two 1994 acquisitions.

     Allocated parent company expenses decreased $7 million, or 35 percent, due primarily to the sale of Williams Holdings' network services operations. Interest accrued increased $15.1 million, or 59 percent, due primarily to the approximately $770 million of Transco Energy's outstanding debt assumed by Williams Holdings for the period January 17 to April 30, 1995, as a result of the Transco Energy acquisition, partially offset by lower levels of intercompany debt. Effective May 1, 1995, all debt resulting from the Transco Energy acquisition was assumed by Williams. Interest capitalized increased $5.1 million, or 108 percent, due primarily to increased expenditures for gathering and processing facilities. Investing income increased $60.3 million, from $15 million in 1994, due primarily to interest earned from Williams on the invested portion of the cash proceeds from the sale of the network services operations in addition to an $11 million increase in the dividend from Texasgulf Inc. and a $3 million increase in dividends received on Williams common stock held by Williams Holdings. The 1995 gain on sales/exchange of assets -- net includes a $12.6 million pre-tax loss on the sale of the 15 percent interest in Texasgulf Inc., a $25.4 million pre-tax gain recognized as a result of the exchange of Williams common stock for Williams convertible debentures and warrants to purchase Williams common stock and a $10.8 million pre-tax gain from the sale of Williams Holdings' remaining investment in Williams common stock (see Notes 4 and 5). The 1994 gain on sales/exchange of assets -- net results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The 1995 write-off of project costs results from the cancellation of an underground coal gasification project in Wyoming (see Note 5). Other income (expense) -- net in 1995 includes approximately $5 million of dividends for Transco Energy's preferred and minority interest common stockholders and $4 million related to the wind down of Transco Energy's corporate activities. Other income
(expense) -- net in 1994 includes a credit for $4.8 million from the reversal of previously accrued liabilities associated with certain Williams Coal Seam Gas Royalty Trust contingencies that expired. Also included is approximately $4 million of expense related to Statement of Financial Accounting Standards (FAS) No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold.

     The $3.3 million, or 6 percent, increase in the provision for income taxes is primarily a result of higher pre-tax income, largely offset by a lower effective income tax rate resulting from $29.8 million of previously unrecognized tax benefits realized as a result of the sale of Texasgulf Inc. (see Note 6). The effective income tax rate in 1995 is significantly less than the federal statutory rate due primarily to the previously unrecognized tax benefits realized as a result of the sale of the investment in Texasgulf Inc. and income tax credits from coal-seam gas production, partially offset by state income taxes. The effective income tax rate in 1994 is lower than the federal statutory rate primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes (see Note 6).

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

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams Holdings considers its liquidity to come from borrowing capacity available under bank-credit facilities and available cash investments. During 1995, Williams Holdings became a participant in an $800 million bank-credit facility entered into by Williams. In December 1996, Williams increased the amounts available under this facility to $1 billion. Under this agreement, Williams Holdings has access to $700 million, subject to borrowing by other affiliated companies. At December 31, 1996, Williams Holdings had access to $210 million of liquidity representing the available portion of the bank-credit facility plus cash-equivalent investments, compared to $550 million at December 31, 1995. The decrease in 1996 is due to an increase in borrowing levels under the bank-credit facility by Williams Holdings (see Note 12).

     In addition, Williams Holdings and its subsidiaries had net amounts receivable from Williams totaling $484 million at December 31, 1996, including $360 million of parent company debentures (see Note 4), compared to $511 million at December 31, 1995, and amounts due to Williams of $390 million at December 31, 1994. The increase in amounts receivable from Williams at December 31, 1995 from December 31, 1994 reflects the parent company debentures in addition to the transfer of certain of the proceeds from the sale of the network services operations to Williams.

     Williams Holdings believes its parent can meet its cash needs because Williams has access to $550 million of liquidity at December 31, 1996, representing the available portion of its $1 billion bank-credit facility previously discussed plus cash-equivalent investments. This compares with Williams' liquidity of $656 million at December 31, 1995, and $495 million at December 31, 1994. The decrease in 1996 is due primarily to additional borrowings by Williams Holdings under the bank-credit facility, partially offset by the $200 million increase in the capacity of the bank-credit facility (see
Note 12).

     In January 1997, Williams Holdings filed a $200 million shelf registration statement with the Securities and Exchange Commission to issue trust preferred securities. In 1996, Williams Holdings filed a $400 million shelf registration statement with the Securities and Exchange Commission and subsequently issued $250 million of debt securities (see Note 12). Williams Holdings believes any additional financing arrangements can be obtained on reasonable terms if required.

     Williams Holdings had working capital of $260 million at December 31, 1996, compared to a net working-capital deficit of $184 million at December 31, 1995. The increase in working capital at December 31, 1996, as compared to the prior year-end, is primarily a result of higher 1996 levels of receivables.

     Terms of certain borrowing agreements limit transfer of funds to Williams Holdings from one of its subsidiaries. The restrictions have not impeded, nor are they expected to impede in the future, Williams Holdings' ability to meet its cash requirements.

     During 1997, Williams Holdings expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of the available portion of its bank-credit facility, advances from its parent or debt offerings.

  Operating Activities

     Cash provided by operating activities was: 1996 -- $149 million;
1995 -- $77 million; and 1994 -- $294 million. The increase in receivables, commodity trading assets and accounts payable is due primarily to increased trading activities by Williams Energy Group's Merchant Services. The increase in other assets and deferred charges is due primarily to the excess purchase price allocated to intangibles for businesses acquired in 1996 by Williams Communications Group. The decrease in accrued liabilities reflects the payment to Williams of income taxes related to discontinued operations.

  Financing Activities

     Net cash provided (used) by financing activities was: 1996 -- $570 million; 1995 -- ($1.5) billion; and 1994 -- $428 million. Long-term debt proceeds, net of principal payments, were $590 million during 1996. Long-term debt principal payments, net of debt proceeds, were $221 million in 1995. Long-term debt principal payments were $142 million in 1994. The increase in net new borrowings during 1996 was primarily to fund capital expenditures, investments and acquisitions of businesses.

     During 1994, Williams Holdings purchased $395 million of Williams common stock on the open market. Substantially all of the purchases were financed with a $400 million short-term credit agreement. In January 1995, the outstanding amounts under the credit agreement were repaid from the proceeds of the sale of the network services operations, and the credit agreement was terminated.

     Long-term debt at December 31, 1996, was $860 million, compared to $274 million at December 31, 1995, and $507 million at December 31, 1994. The increase in long-term debt is due primarily to $350 million in additional borrowings under the bank-credit facility and the issuance of $250 million of debentures in 1996. The long-term debt to long-term debt-plus-equity ratio was
25.7 percent at year-end, compared to 11.3 percent and 22.6 percent at December 31, 1995 and 1994, respectively. The increase in this ratio reflects the increase in borrowing levels.

     Williams Holdings paid dividends to Williams of $19 million, $1 billion and $336 million in 1996, 1995 and 1994, respectively, and received cash capital contributions from Williams of $792 million and $73 million in 1995 and 1994, respectively. The 1995 dividends were paid primarily from the proceeds from the sale of the network services operations. The 1995 capital contributions were made in connection with the merger of Transco Energy and were used to retire and/or terminate various Transco Energy borrowings, preferred stock and interest-rate swaps (see Note 2).

     See Note 7 for information regarding early extinguishment of debt by one of Williams Holdings' subsidiaries during 1994.

  Investing Activities

     Net cash provided (used) by investing activities was: 1996 -- ($703) million; 1995 -- $1.4 billion; and 1994 -- ($718) million. Capital expenditures in all years include the expansion of various gathering and processing facilities. Capital expenditures in 1994 also included the expansion and enhancement of Williams Holdings' network services operations network. Budgeted capital expenditures and acquisitions for 1997 are approximately $1 billion, primarily to expand gathering and processing facilities and the fiber-optic network.

     During 1996, Williams Holdings received proceeds of $23 million from the sale of certain communications rights (see Note 5). During 1995, Williams Holdings received proceeds of $124 million from the sale of its 15 percent interest in Texasgulf Inc. and $46 million from the sale of its remaining investment in Williams common stock (see Note 4). During 1994, Williams Holdings received net proceeds of $80 million from the sale of limited partner common units in Northern Border Partners, L.P. (see Note 5).

     During 1996, Williams Holdings acquired various communications technology businesses for a total of $165 million in cash. During 1995, in addition to the Transco Energy acquisition (see Note 2), Williams Holdings acquired the Gas Company of New Mexico's natural gas gathering and processing assets in the San Juan and Permian basins for $154 million (including approximately 10 percent of which was immediately sold to a third party) and Pekin Energy Co., the nation's second largest ethanol producer, for $167 million in cash. During 1995, Williams Holdings also purchased the BOk Tower, an approximate 1.1 million square foot commercial office building located in Tulsa, Oklahoma. The building serves as headquarters for Williams and its subsidiaries, including Williams Holdings. Williams and certain of its subsidiaries currently occupy approximately 51 percent of the building, all of which had previously been leased from the seller under varying terms and conditions. In connection with the $60 million purchase, Williams Holdings assumed intercompany debt payable to its parent of an equal amount.

  Effects of Inflation

     Williams Holdings has experienced increased costs in recent years due to the effects of inflation. However approximately 58 percent of Williams Holdings' property, plant and equipment was acquired or constructed during the last six years, a period of relatively low inflation.

  Environmental

     Williams Holdings is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites are being monitored by Williams Holdings, other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams Holdings maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined-products pipeline activities. Williams Holdings has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $18 million, all of which is accrued at December 31, 1996. Williams Holdings will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----

Report of Independent Auditors..............................   F-9

Consolidated Statement of Income............................  F-10

Consolidated Balance Sheet..................................  F-11

Consolidated Statement of Stockholder's Equity..............  F-12

Consolidated Statement of Cash Flows........................  F-13

Notes to Consolidated Financial Statements..................  F-14

Quarterly Financial Data (Unaudited)........................  F-34

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors
  Williams Holdings of Delaware, Inc.

     We have audited the accompanying consolidated balance sheet of Williams Holdings of Delaware, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Holdings of Delaware, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         ERNST & YOUNG LLP

Tulsa, Oklahoma
February 10, 1997

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996      1995*      1994*
                                                              --------   --------   --------
                                                                        (MILLIONS)
Revenues (Note 15):
  Williams Energy Group:
     Field Services.........................................  $  494.8   $  367.9   $  289.8
     Merchant Services (Note 14)............................     261.1      153.5      381.7
     Petroleum Services.....................................     493.3      328.1      216.9
     Exploration and Production.............................      82.4       62.9       39.2
  Williams Communications Group.............................     711.3      538.9      416.6
  Other.....................................................      48.0       17.4         --
  Intercompany eliminations (Note 16).......................    (249.6)    (114.7)     (79.9)
                                                              --------   --------   --------
          Total revenues....................................   1,841.3    1,354.0    1,264.3
                                                              --------   --------   --------
Profit-center costs and expenses (Note 15):
  Costs and operating expenses..............................   1,240.8      876.6      939.4
  Selling, general and administrative expenses..............     307.6      224.6      142.7
  Other income -- net.......................................     (19.3)     (10.7)        --
                                                              --------   --------   --------
          Total profit-center costs and expenses............   1,529.1    1,090.5    1,082.1
                                                              --------   --------   --------
Operating profit:
  Williams Energy Group:
     Field Services.........................................     159.4      143.4      105.8
     Merchant Services......................................      66.4       33.2        3.4
     Petroleum Services.....................................      75.7       69.2       51.9
     Exploration and Production.............................       2.8       (5.9)      13.6
  Williams Communications Group.............................       6.6       25.0        7.6
  Other.....................................................       1.3       (1.4)       (.1)
                                                              --------   --------   --------
          Total operating profit............................     312.2      263.5      182.2
Allocated parent company expenses (Note 15).................     (18.8)     (13.0)     (20.0)
Interest accrued (Note 15)..................................     (35.3)     (40.9)     (25.8)
Interest capitalized........................................       3.5        9.8        4.7
Investing income (Notes 4 and 15)...........................      39.6       75.3       15.0
Gain on sales/exchange of assets -- net (Notes 4 and 5).....      15.7       23.6       22.7
Write-off of project costs (Note 5).........................        --      (41.4)        --
Other income (expense) -- net...............................       (.3)      (8.2)        .3
                                                              --------   --------   --------
Income from continuing operations before income taxes.......     316.6      268.7      179.1
Provision for income taxes (Note 6).........................      87.9       56.9       53.6
                                                              --------   --------   --------
Income from continuing operations...........................     228.7      211.8      125.5
Income from discontinued operations (Note 3)................        --    1,018.8       94.0
                                                              --------   --------   --------
Income before extraordinary loss............................     228.7    1,230.6      219.5
Extraordinary loss (Note 7).................................        --         --       (6.1)
                                                              --------   --------   --------
Net income..................................................  $  228.7   $1,230.6   $  213.4
                                                              ========   ========   ========

---------------

* Certain amounts have been reclassified as described in Note 1.

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                  DECEMBER 31,
                                          ----------------------------
                                             1996             1995
                                          -----------      -----------
                                          (DOLLARS IN MILLIONS, EXCEPT
                                               PER-SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents.............     $   44.4         $   29.5
  Receivables:
     Trade less allowance of $8.8 ($10.3
      in 1995)..........................        852.9            424.1
     Affiliates (Note 15)...............         71.9             77.5
  Inventories (Note 9)..................        101.0             97.6
  Commodity trading assets (Note 14)....        147.2             66.8*
  Deferred income taxes -- affiliates
     (Note 6)...........................         66.7            128.0
  Other.................................         69.4             51.7*
                                             --------         --------
          Total current assets..........      1,353.5            875.2
Due from parent (Note 15)...............        151.4            246.8
Investments (Note 4)....................        743.3            599.1
Property, plant and equipment -- net
  (Note 10).............................      2,540.4          2,225.2
Non-current commodity trading assets
  (Note 14).............................         93.0            104.6*
Other assets and deferred charges.......        282.3            181.9*
                                             --------         --------
          Total assets..................     $5,163.9         $4,232.8
                                             ========         ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable:
     Trade (Note 11)....................     $  550.6         $  253.0
     Affiliates (Note 15)...............         53.4            128.6
  Accrued liabilities (Note 11).........        331.7            575.8*
  Commodity trading liabilities (Note
     14)................................        137.9             87.2*
  Long-term debt due within one year
     (Note 12)..........................         19.7             14.2
                                             --------         --------
          Total current liabilities.....      1,093.3          1,058.8
Long-term debt (Note 12)................        860.4            273.9
Deferred income taxes -- affiliates
  (Note 6)..............................        395.9            328.7
Non-current commodity trading
  liabilities (Note 14).................        201.2            256.4*
Other liabilities.......................        130.3            163.4*
Contingent liabilities and commitments
  (Note 17)
Stockholder's equity:
  Common stock, $1 par value, 1,000
     shares authorized and
     outstanding........................           --               --
  Capital in excess of par value........      1,705.0          1,634.1
  Retained earnings.....................        673.2            464.1
  Net unrealized gain on non-current
     marketable securities (Note 4).....        104.6             53.4
                                             --------         --------
          Total stockholder's equity....      2,482.8          2,151.6
                                             --------         --------
          Total liabilities and
            stockholder's equity........     $5,163.9         $4,232.8
                                             ========         ========

---------------

* Reclassified to conform to current classifications.

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                  CAPITAL IN                   NET
                                         COMMON   EXCESS OF    RETAINED    UNREALIZED
                                         STOCK    PAR VALUE    EARNINGS    GAIN (LOSS)     TOTAL
                                         ------   ----------   ---------   -----------   ---------
                                                                (MILLIONS)
Balance, December 31, 1993.............   $--     $ 1,450.8    $   367.2     $   --      $ 1,818.0
Net income -- 1994.....................    --            --        213.4         --          213.4
Dividends --
  Cash.................................    --            --       (335.8)        --         (335.8)
  Other................................    --            --          (.5)        --            (.5)
Contributions --
  Cash.................................    --          73.4           --         --           73.4
  Other................................    --           7.2           --         --            7.2
Unrealized loss on non-current
  marketable securities................    --            --           --      (35.8)         (35.8)
                                          ---     ---------    ---------     ------      ---------
Balance, December 31, 1994.............    --       1,531.4        244.3      (35.8)       1,739.9
Net income -- 1995.....................    --            --      1,230.6         --        1,230.6
Dividends --
  Cash.................................    --            --     (1,010.7)        --       (1,010.7)
  Other................................    --            --          (.1)        --            (.1)
Acquisition of Transco Energy --
  Cash contributions...................    --         791.9           --         --          791.9
  Noncash contributions................    --         911.2           --         --          911.2
  Allocation of purchase price.........    --      (1,608.1)          --         --       (1,608.1)
Other noncash contributions............    --           7.7           --         --            7.7
Unrealized gain on non-current
  marketable securities................    --            --           --       89.2           89.2
                                          ---     ---------    ---------     ------      ---------
Balance, December 31, 1995.............    --       1,634.1        464.1       53.4        2,151.6
Net income -- 1996.....................    --            --        228.7         --          228.7
Dividends --
  Cash.................................    --            --        (19.2)        --          (19.2)
  Other................................    --            --          (.4)        --            (.4)
Noncash contributions..................    --          70.9           --         --           70.9
Unrealized gain on non-current
  marketable securities................    --            --           --       51.2           51.2
                                          ---     ---------    ---------     ------      ---------
Balance, December 31, 1996.............   $--     $ 1,705.0    $   673.2     $104.6      $ 2,482.8
                                          ===     =========    =========     ======      =========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                            YEARS ENDED DECEMBER 31,
                                          -----------------------------
                                           1996       1995       1994
                                          -------   ---------   -------
                                                   (MILLIONS)
OPERATING ACTIVITIES:
  Net income............................  $ 228.7   $ 1,230.6   $ 213.4
  Adjustments to reconcile to cash
     provided from operations:
     Discontinued operations............       --    (1,018.8)    (94.0)
     Extraordinary loss.................       --          --       6.1
     Depreciation and depletion.........    128.6        94.3      80.0
     Provision for deferred income
       taxes............................     83.9       121.5      15.4
     Write-off of project costs.........       --        41.4        --
     (Gain) loss on dispositions of
       property, plant and equipment....    (27.5)       (2.2)       .6
     Gain on sales/exchange of assets...    (15.7)      (23.6)    (22.7)
     Changes in receivables.............   (297.6)      (16.1)    (72.3)
     Changes in inventories.............     (5.3)       10.4      (3.3)
     Changes in other current assets....    (25.7)      (30.8)*   (14.9)*
     Changes in accounts payable........    282.1        (3.0)     22.1
     Changes in accrued liabilities.....    (75.8)      (69.5)*    (1.1)*
     Changes in receivables/payables
       with affiliates..................    (70.1)     (188.1)       .5
     Changes in current commodity
       trading assets and liabilities...    (29.7)       28.1*    (15.9)*
     Changes in non-current commodity
       trading assets and liabilities...    (37.7)      (82.1)*    (2.4)
     Other, including changes in
       non-current assets and
       liabilities......................     10.4       (15.1)     13.5
                                          -------   ---------   -------
          Net cash provided by
            continuing operations.......    148.6        77.0     125.0
          Net cash provided by
            discontinued operations.....       --          --     169.4
                                          -------   ---------   -------
          Net cash provided by operating
            activities..................    148.6        77.0     294.4
                                          -------   ---------   -------
FINANCING ACTIVITIES:
  Proceeds from notes payable...........     10.0          --     398.2
  Payments of notes payable.............    (10.0)     (398.2)       --
  Proceeds from long-term debt..........    603.8       179.0        --
  Payments of long-term debt............    (13.4)     (399.7)   (141.7)
  Dividends paid to parent..............    (19.2)   (1,010.7)   (335.8)
  Capital contributions from parent.....       --       791.9      73.4
  Changes in parent company advances....       --      (474.8)    433.6
  Subsidiary preferred stock
     redemptions........................       --      (144.0)       --
  Other -- net..........................     (1.4)        3.8        --
                                          -------   ---------   -------
          Net cash provided (used) by
            financing activities........    569.8    (1,452.7)    427.7
                                          -------   ---------   -------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures:
       Continuing operations............  $(370.0)  $  (375.2)  $(223.5)
       Discontinued operations..........       --          --    (142.8)
     Proceeds from dispositions.........     47.6        19.1       3.3
  Acquisition of businesses, net of cash
     acquired...........................   (164.9)     (360.8)    (56.5)
  Proceeds from sales of businesses.....       --     2,588.3        --
  Income tax and other payments related
     to discontinued operations.........   (270.5)     (349.8)       --
  Purchase of investments/advances to
     affiliates.........................    (74.3)      (48.3)   (398.1)
  Proceeds from sales of assets.........     23.0       171.2      80.6
  Changes in advances to parent
     company............................     95.4      (257.8)       --
  Other -- net..........................     10.2          .6      19.3
                                          -------   ---------   -------
          Net cash provided (used) by
            investing activities........   (703.5)    1,387.3    (717.7)
                                          -------   ---------   -------
          Increase in cash and cash
            equivalents.................     14.9        11.6       4.4
Cash and cash equivalents at beginning
  of year...............................     29.5        17.9      13.5
                                          -------   ---------   -------
Cash and cash equivalents at end of
  year..................................  $  44.4   $    29.5   $  17.9
                                          =======   =========   =======

---------------

* Reclassified to conform to current classifications.
                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations

     Williams Holdings of Delaware, Inc.'s (Williams Holdings) operations are located in the United States and are organized into two operating groups as follows: Williams Energy Group, which is comprised of natural gas gathering and processing facilities in the Rocky Mountain and midwest regions, energy commodity trading and price-risk management activities throughout the United States, a petroleum products pipeline in the midwest region, and hydrocarbon exploration and production activities in the Rocky Mountain and Gulf Coast regions; and Williams Communications Group, which includes Williams Holdings' national data, voice, video and Internet communication products and network integration services and fiber-optic and satellite multimedia transmission services. Additional information about these businesses is contained throughout the following notes.

  Organization and basis of presentation

     Williams Holdings is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Williams has made capital contributions based on historical carrying amounts to Williams Holdings of its ownership interests in all subsidiaries, excluding its interstate natural gas pipelines and related subsidiaries, effective April 1, 1995. The consolidated financial statements of Williams Holdings include the subsidiaries contributed by Williams for all periods presented.

     Williams Energy Group is comprised of four units. Field Services includes Williams Holdings' natural gas gathering and processing activities previously reported in Williams Field Services Group. Merchant Services includes Williams Holdings' energy commodity trading and price-risk management activities previously reported in Williams Energy Services. Certain natural gas and natural gas liquids marketing operations formerly reported in Williams Field Services Group are also included in Merchant Services. Petroleum Services includes Williams Holdings' interstate petroleum products pipeline, ethanol-producing facilities and petroleum terminals previously reported in Williams Pipe Line. Exploration and Production includes exploration for and production of hydrocarbons previously reported as a component of Williams Field Services Group. Williams Communications Group is the combination of WilTel and WilTech Group, previously reported separately. Revenues and operating profit amounts for 1995 and 1994 have been reclassified to conform to current year classifications.

     On January 18, 1995, Williams acquired 60 percent of Transco Energy Company's (Transco Energy) outstanding common stock and on May 1, 1995, acquired the remaining 40 percent of Transco Energy's outstanding common stock (see Note
2). On May 1, 1995, Transco Energy dividended to Williams all of Transco Energy's interests in two Transco Energy subsidiaries, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation. Also effective May 1, 1995, Williams made a capital contribution of its interest in Transco Energy and Transco Energy's subsidiaries, except Transcontinental Gas Pipe Line and Texas Gas, to Williams Holdings. Revenues and operating profit amounts include the operating results of the Transco Energy entities contributed to Williams Holdings since the January 18, 1995, acquisition (see Note 2). Transco Energy's gas gathering operations (except those related operations of Transcontinental Gas Pipe Line and Texas Gas) are included as part of Field Services, and its gas marketing operations are included in Merchant Services.

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

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

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

  Transportation and exchange gas imbalances

     Certain Williams Holdings subsidiaries transport gas on various pipeline systems which may deliver different quantities of gas on their behalf than the quantities of gas received. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for those held by Merchant Services which are primarily stated at market. Except for Merchant Services, inventories of natural gas and petroleum products are determined using the average-cost method. The cost of materials and supplies inventories is determined using the first-in, first-out method (FIFO) by Williams Communications Group and principally using the average-cost method by other subsidiaries.

  Investments

     Williams Holdings' investment in subordinated debentures of Williams is classified as "available for sale" and is recorded at current market value with unrealized gains and losses reported net of income taxes as a component of stockholder's equity. Average cost is used to determine realized gains and losses. Williams Holdings' investment in Williams warrants is recorded at cost since the fair value of this equity security is not readily determinable.

  Property, plant and equipment

     Property, plant and equipment is recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment for Petroleum Services' regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

  Revenue recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Petroleum Services bills customers when products are shipped and defers the estimated revenues for shipments in transit.

  Commodity price-risk management activities

     Merchant Services has trading operations that enter into energy-related financial instruments (forward contracts, futures contracts, option contracts and swap agreements) to provide price-risk management services

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

to its third-party customers. This operation also enters into short- and long-term energy-related purchase and sale commitments as part of its trading business. All of these investments and commitments are valued at market and are recorded in commodity trading assets and commodity trading liabilities in the Consolidated Balance Sheet. The change in unrealized market gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Such market values are subject to change in the near term and reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions. Merchant Services reports its trading operations' sales of natural gas, refined products and crude oil net of the related costs to purchase such items, consistent with mark-to-market accounting for such trading activities.

     Certain Merchant Services' natural gas, natural gas liquids and refined product marketing revenues previously reported in Williams Field Services Group and/or Williams Pipe Line were not included in trading operations and therefore are not reported net of related costs to purchase such items.

     Other Williams Holdings operations enter into energy-related financial instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income when the related hedged item is recognized. These contracts are regularly evaluated to determine that there is a high correlation between changes in the market value of the hedge contract and fair value of the hedged item.

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

NOTE 2 -- TRANSCO ENERGY ACQUISITION

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 15.6 million shares of Williams common stock valued at $334 million. The acquisition was accounted for as a purchase. The results of operations of the Transco Energy entities

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

contributed to Williams Holdings beginning January 18, 1995, were included 100 percent in Williams Holdings' Consolidated Statement of Income due to the losses from these entities. An allocation of the purchase price was assigned to the assets and liabilities of the Transco Energy entities contributed to Williams Holdings based on their estimated fair values.

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

     Williams made cash contributions during 1995 of approximately $792 million to Transco Energy primarily to retire and/or terminate certain Transco Energy borrowings, $4.75 preferred stock and interest-rate swaps, to advance funds to Transcontinental Gas Pipe Line and Texas Gas for the termination of sale of receivables facilities and to assume all amounts payable by Transco Energy to Transcontinental Gas Pipe Line and Texas Gas. Effective with the May 1, 1995, merger, Transco Energy's $3.50 cumulative convertible preferred stock was exchanged for Williams' $3.50 cumulative convertible preferred stock, and Williams assumed all Transco Energy external debt, except Transcontinental Gas Pipe Line and Texas Gas debt. These noncash transactions totaled approximately $911 million and were capital contributions by Williams to Williams Holdings.

     The following unaudited pro forma information combines the results of operations of Williams Holdings and the Transco Energy entities contributed to Williams Holdings as if the purchase occurred on January 1, 1994.

                                                                1995        1994
                                                              --------    --------
                                                                   (MILLIONS)
                                                                   UNAUDITED
Revenues....................................................  $1,358.0    $1,089.7
Income from continuing operations...........................     240.8       104.5
Income before extraordinary loss............................   1,259.6       198.5
Net income..................................................   1,259.6       192.4

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred on January 1, 1994, or of future results of operations of the combined companies.

NOTE 3 -- DISCONTINUED OPERATIONS

     On January 5, 1995, Williams Holdings sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Operating results for 1994 for the network services operations are reported as discontinued operations. Under the terms of the agreement, Williams Holdings retained Williams Telecommunications Systems, Inc., a national telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a national video network specializing in broadcast television applications and satellite transmission. These operations are included in Williams Communications Group.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Summarized operating results of discontinued operations for 1994 were as follows:

                                                              (MILLIONS)
                                                              ----------
Revenues....................................................    $921.8
Operating profit............................................     163.1
Provision for income taxes..................................      60.9
Income from discontinued operations.........................      94.0

NOTE 4 -- INVESTING ACTIVITIES

                                                               1996     1995
                                                              ------   ------
                                                                (MILLIONS)
Investments:
  Williams debentures.......................................  $534.5   $449.0
  Williams warrants.........................................    25.4     25.4
  Equity....................................................   100.4     84.1
  Cost......................................................    83.0     40.6
                                                              ------   ------
                                                              $743.3   $599.1
                                                              ======   ======

     In April 1995, Williams Holdings exchanged 18.3 million shares of Williams common stock with a market value at exchange date of $385 million and a cost basis of $360 million for Williams convertible debentures and warrants having a total fair value of $385 million at the time of the exchange. The exchange resulted in the recognition of a pre-tax gain of $25.4 million. The convertible debentures, with a face value of $360 million, bear interest at 6 percent, mature in 2005 and are convertible into approximately 14 million shares of Williams common stock at $25.72 per share. The warrants give Williams Holdings the right to purchase approximately 11.3 million shares of Williams common stock at $31.11 per share and were recorded at appraised value of $25 million. The warrants are exercisable immediately and mature five years from date of issuance. In October 1995, Williams Holdings sold its remaining investment in Williams common stock for $46.2 million in cash resulting in a pre-tax gain of approximately $11 million.

     During 1996, Williams board of directors declared a three-for-two common stock split, effective December 30, 1996. References in the preceding paragraph to Williams common stock have been restated to reflect the effect of the stock split.

     At December 31, 1996, certain equity investments, with a carrying value of $36 million, have a market value of $126 million.

     Investing income from continuing operations (see Note 15):

                                                              1996     1995     1994
                                                              -----    -----    -----
                                                                    (MILLIONS)
Interest....................................................  $33.8    $46.1    $ 1.0
Dividends...................................................    1.6     20.8      6.6
Equity earnings.............................................    4.2      8.4      7.4
                                                              -----    -----    -----
                                                              $39.6    $75.3    $15.0
                                                              =====    =====    =====

     Dividends and distributions received from companies carried on an equity basis were $7 million in 1996 and $11 million in 1995 and 1994.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 5 -- ASSET SALES AND WRITE-OFF OF PROJECT COSTS

     In the fourth quarter of 1996, Williams Holdings recognized a pre-tax gain of $15.7 million from the sale of certain communication rights for approximately $38 million.

     In 1995, the development of a commercial coal gasification venture in south-central Wyoming was canceled, resulting in a $41.4 million pre-tax charge. This amount includes what management believes to be a reasonable estimate of future costs of $4 million to reclaim the site, of which approximately $3 million remains to be incurred over a five-year period. Williams Holdings continues to perform the reclamation of the site in coordination with various governmental agencies and expects to receive necessary environmental releases and approvals upon completion of the reclamation.

     In 1995, Williams Holdings sold its 15 percent interest in Texasgulf Inc. for approximately $124 million in cash, which resulted in an after-tax gain of approximately $16 million because of previously unrecognized tax benefits included in the provision for income taxes.

     In 1994, 3,461,500 limited partner common units were sold in Northern Border Partners, L.P. Net proceeds from the sale were approximately $80 million, and the sale resulted in a pre-tax gain of $22.7 million. As a result of the sale, Williams Holdings' original 12.25 percent interest in Northern Border partnerships has been reduced to 3.2 percent.

NOTE 6 -- PROVISION FOR INCOME TAXES

     The provision (credit) for income taxes from continuing operations includes:

                                          1996      1995     1994
                                          -----    ------    -----
                                                 (MILLIONS)
Current:
  Federal...............................  $ 8.5    $(49.4)   $28.9
  State.................................   (4.5)    (15.2)     9.3
                                          -----    ------    -----
                                            4.0     (64.6)    38.2
                                          -----    ------    -----
Deferred:
  Federal...............................   85.8      96.4     14.0
  State.................................   (1.9)     25.1      1.4
                                          -----    ------    -----
                                           83.9     121.5     15.4
                                          -----    ------    -----
          Total provision...............  $87.9    $ 56.9    $53.6
                                          =====    ======    =====

     Reconciliations from the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes are as follows:

                                           1996      1995      1994
                                          ------    ------    ------
                                                  (MILLIONS)
Provision at statutory rate.............  $110.8    $ 94.0    $ 62.7
Increases (reductions) in taxes
  resulting from:
  State income taxes....................    (4.2)     10.6       6.9
  Income tax credits....................   (19.0)    (18.7)    (14.3)
  Decrease in valuation allowance for
     deferred tax assets................      --     (29.8)       --
  Other -- net..........................      .3        .8      (1.7)
                                          ------    ------    ------
Provision for income taxes..............  $ 87.9    $ 56.9    $ 53.6
                                          ======    ======    ======

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                               1996     1995
                                                              ------   ------
                                                                (MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment.............................  $473.3   $393.8
  Investments...............................................    75.4     76.2
  Commodity trading assets..................................    60.8     78.1*
  Other.....................................................    54.2     75.3*
                                                              ------   ------
          Total deferred tax liabilities....................   663.7    623.4
                                                              ------   ------
Deferred tax assets:
  Deferred revenues.........................................    18.6     19.6
  Investments...............................................    29.8     30.3
  Accrued liabilities.......................................    62.9     97.0
  Commodity trading liabilities.............................    73.5    108.1*
  Minimum tax credits.......................................   117.4     93.9
  Other.....................................................    32.3     73.8*
                                                              ------   ------
          Total deferred tax assets.........................   334.5    422.7
                                                              ------   ------
Net deferred tax liabilities................................  $329.2   $200.7
                                                              ======   ======

---------------

* Reclassified to conform to current classifications.

     A valuation allowance for deferred tax assets decreased $23.4 million during 1995.

     Cash payments to Williams and certain state taxing authorities for income taxes (net of refunds) were $294 million, $336 million, and $102 million in 1996, 1995 and 1994, respectively.

NOTE 7 -- EXTRAORDINARY LOSS

     The extraordinary loss in 1994 resulted from early extinguishment of debt. A subsidiary of Williams Holdings paid approximately $137 million to redeem higher interest rate debt for a $6.1 million net loss (net of a $3.9 million benefit for income taxes).

NOTE 8 -- EMPLOYEE BENEFIT PLANS

  Pensions

     Williams Holdings is included in Williams' non-contributory defined-benefit pension plans covering the majority of employees. Williams Pipe Line and Pekin Energy have separate plans for their union employees. At December 31, 1995, Pekin Energy also had a separate plan for its salaried employees. That plan was merged into one of the Williams' plans during 1996. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Net pension expense related to Williams Holdings' participation in the Williams' plan was as follows:

                                                              1996    1995   1994
                                                              -----   ----   ----
                                                                  (MILLIONS)
Continuing operations.......................................  $19.3   $5.1   $1.3
Discontinued operations.....................................     --     --    4.6
                                                              -----   ----   ----
                                                              $19.3   $5.1   $5.9
                                                              =====   ====   ====

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Net pension expense increased in 1996 from 1995 as a result of a decrease in the discount rate from 8 1/2 percent to 7 1/4 percent and an increase in the number of plan participants and a $2.5 million settlement loss in 1996.

     Net pension expense for the Williams Pipe Line and Pekin Energy plans consists of the following:

                                                              1996    1995    1994
                                                              -----   -----   -----
                                                                   (MILLIONS)
Service cost for benefits earned during the year............  $  .7   $  .6   $  .5
Interest cost on projected benefit obligation...............    1.5     1.6     1.1
Actual return on plan assets................................   (3.1)   (3.8)     .7
Amortization and deferrals..................................    1.3     1.8    (2.2)
                                                              -----   -----   -----
Net pension expense.........................................  $  .4   $  .2   $  .1
                                                              =====   =====   =====

     The following table presents the funded status of the Williams Pipe Line and Pekin Energy plans:

                                                              1996     1995
                                                              -----    -----
                                                                (MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $15.8    $18.2
  Non-vested benefits.......................................    1.2       .3
                                                              -----    -----
  Accumulated benefit obligations...........................   17.0     18.5
  Effect of projected salary increases......................    3.6      7.4
                                                              -----    -----
  Projected benefit obligations.............................   20.6     25.9
Assets at market value......................................   22.4     22.7
                                                              -----    -----
Assets less than (in excess of) projected benefit
  obligations...............................................   (1.8)     3.2
Unrecognized net loss.......................................   (2.1)    (3.9)
Unrecognized prior-service cost.............................    (.7)    (3.2)
Unrecognized transition asset...............................     .7       .8
                                                              -----    -----
Pension asset...............................................  $(3.9)   $(3.1)
                                                              =====    =====

     The discount rate used to measure the present value of benefit obligations is 7 1/2 percent (7 1/4 percent in 1995); the assumed rate of increase in future compensation levels is 5 percent; and the expected long-term rate of return on assets is 10 percent. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, United States government securities, corporate bonds and commercial paper.

     Williams has retained all liabilities and obligations for service of its network services operations' plan participants up to the date of sale (see Note
3).

  Postretirement benefits other than pensions

     Williams Holdings is included in Williams' health care plan that provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1992 (January 1, 1996, for Transco Energy employees) and have met certain other requirements.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Net postretirement benefit expense related to Williams Holdings' participation in the Williams' plan was as follows:

                                                              1996    1995    1994
                                                              ----    ----    ----
                                                                   (MILLIONS)
Continuing operations.......................................  $7.8    $5.7    $5.5
Discontinued operations.....................................    --      --     1.6
                                                              ----    ----    ----
                                                              $7.8    $5.7    $7.1
                                                              ====    ====    ====

  Other

     Williams Holdings is included in Williams defined-contribution plans covering substantially all employees. Williams Holdings' contributions are invested primarily in Williams common stock and are based on employees' compensation and, in part, match employee contributions. Williams Holdings' contributions to these plans were $12 million in 1996, $9 million in 1995 and $10 million in 1994. Contributions to these plans made by discontinued operations were $3 million in 1994.

     During November 1994, Williams Holdings entered into a deferred share agreement (the Agreement) in connection with the sale of its network services operations. Under the terms of the Agreement, Williams has approximately 1.6 million shares of Williams common stock remaining to be distributed to key employees of the network services operations over various periods through 2002, less amounts necessary to meet minimum tax withholding requirements. The associated liability has been recorded by Williams Holdings. Williams distributed 637,361, 471,608 and 409,643 shares during 1996, 1995 and 1994, respectively.

NOTE 9 -- INVENTORIES

                                                               1996     1995*
                                                              ------    -----
                                                                (MILLIONS)
Natural gas in underground storage:
  Merchant Services.........................................  $  1.5    $ 6.0
  Other.....................................................      --      1.1
Petroleum products:
  Merchant Services.........................................    12.7     16.5
  Other.....................................................    33.7     23.7
Materials and supplies:
  Williams Communications Group.............................    32.7     28.2
  Other.....................................................    14.5     18.9
Other.......................................................     5.9      3.2
                                                              ------    -----
                                                              $101.0    $97.6
                                                              ======    =====

---------------

* Certain amounts have been reclassified as described in Note 1.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

                                                                1996       1995*
                                                              --------    --------
                                                                   (MILLIONS)
Cost:
  Williams Energy Group:
     Field Services.........................................  $1,545.4    $1,336.2
     Merchant Services......................................       5.4         4.3
     Petroleum Services.....................................   1,073.1     1,023.3
     Exploration and Production.............................     255.1       225.0
  Williams Communications Group.............................     257.3       145.9
  Other.....................................................     114.7       103.5
                                                              --------    --------
                                                               3,251.0     2,838.2
Accumulated depreciation and depletion......................    (710.6)     (613.0)
                                                              --------    --------
                                                              $2,540.4    $2,225.2
                                                              ========    ========

---------------

* Certain amounts have been reclassified as described in Note 1.

     Commitments for construction and acquisition of property, plant and equipment are approximately $187 million at December 31, 1996.

     Effective January 1, 1996, Williams Holdings adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on Williams Holdings' financial position or results of operations.

NOTE 11 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $69 million at December 31, 1996, and $54 million at December 31, 1995.

                                                               1996      1995
                                                              ------    ------
                                                                 (MILLIONS)
Accrued liabilities:
  Employee costs............................................  $ 67.0    $ 47.4
  State income taxes payable................................    34.0      78.3
  Deferred revenue..........................................    32.6      34.4
  Taxes other than income taxes.............................    24.2      23.0
  Transportation and exchange gas payable...................    21.2      28.7
  Federal income taxes payable-affiliate....................      --     236.7
  Other.....................................................   152.7     127.3*
                                                              ------    ------
                                                              $331.7    $575.8
                                                              ======    ======

---------------

* Reclassified to conform to current classifications.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 12 -- DEBT, LEASES AND BANKING ARRANGEMENTS

  Debt

                                                              WEIGHTED
                                                              AVERAGE       DECEMBER 31,
                                                              INTEREST    ----------------
                                                               RATE*       1996      1995
                                                              --------    ------    ------
                                                                             (MILLIONS)
Williams Holdings of Delaware, Inc.
  Revolving credit loans....................................     6.0%     $500.0    $150.0
  Debentures, 6.25%, payable 2006...........................     4.7       248.8        --
Williams Pipe Line
  Notes, 8.95% and 9.78%, payable through 2001..............     9.4       100.0     110.0
Williams Energy Ventures
  Adjustable rate notes, payable through 2002...............     8.1        25.6      21.0
Other, payable through 1999.................................     7.7         5.7       7.1
                                                                          ------    ------
                                                                           880.1     288.1
Current portion of long-term debt...........................               (19.7)    (14.2)
                                                                          ------    ------
                                                                          $860.4    $273.9
                                                                          ======    ======

---------------

* At December 31, 1996, including the effects of interest-rate swap.

     Williams Holdings and Williams Pipe Line participate in Williams' $1 billion credit agreement. Williams Holdings' and Williams Pipe Line's maximum borrowing availability, subject to borrowings by other affiliated companies, is $600 million and $100 million, respectively. Interest rates vary with current market conditions. The available amount at December 31, 1996, is $200 million, which may be used for refinancing of current debt obligations by Williams or other affiliated companies until such time as additional long-term obligations are issued.

     In January 1996, Williams Holdings issued $250 million of 6.25 percent debentures due 2006. In April 1996, Williams Holdings entered into an interest-rate swap agreement, which effectively converted its 6.25 percent fixed-rate debentures to floating-rate debt (4.66 percent at December 31, 1996). The difference between the fixed and variable rate is included in interest expense.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows:

                                                            (MILLIONS)
                                                            ----------
1997......................................................     $ 19
1998......................................................       15
1999......................................................       14
2000......................................................       64
2001......................................................      514

     Cash payments for interest (net of amounts capitalized) related to continuing operations are as follows: 1996 -- $34 million; 1995 -- $51 million and 1994 -- $28 million, including payments to Williams of $7 million, $25 million and $17 million, respectively. Cash payments for interest (net of amounts capitalized) related to discontinued operations were $9 million in 1994, which included payments to Williams of $3 million.

  Leases

     Future minimum annual rentals under non-cancelable operating leases related to continuing operations (including a total of $17 million to affiliates) are $28 million in 1997, $22 million in 1998, $17 million in 1999, $11 million in 2000, $9 million in 2001 and $18 million thereafter.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Total rent expense from continuing operations was $51 million in 1996, $39 million in 1995 and $16 million in 1994, including $2 million in 1996 and $4 million in 1995 and 1994 paid to Williams and affiliates. Total rent expense from discontinued operations was $72 million in 1994, which included $2 million paid to Williams.

NOTE 13 -- STOCK-BASED COMPENSATION

     Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire ten years after grant.

     Williams' employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in FAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Williams Holdings, beginning with 1995 employee stock-based awards, was $227.5 million and $1,225.2 million for 1996 and 1995, respectively. Reported net income was $228.7 million and $1,230.6 million for 1996 and 1995, respectively. Pro forma amounts for 1995 reflect total compensation expense from the awards made in 1995 as these awards fully vested as a result of the accelerated vesting provisions. Pro forma amounts for 1996 reflect compensation expense that may not be representative of future years' amounts because the compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year.

     Stock options granted to employees of Williams Holdings in 1996 were 2,108,582 shares at a weighted average grant date fair value of $7.84. At December 31, 1996, stock options outstanding and options exercisable for employees of Williams Holdings were 4,754,796 and 2,480,998, respectively.

NOTE 14 -- FINANCIAL INSTRUMENTS

  Fair-value methods

     The following methods and assumptions were used by Williams Holdings in estimating its fair-value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

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

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

          Investment in Williams debentures: The fair value of Williams Holdings' investment is based on the prices of similar securities with similar terms and credit ratings. Williams Holdings used the expertise of an outside investment banking firm to estimate fair value.

          Investment in Williams warrants: The fair value of Williams Holdings' investment is based on standard option pricing techniques. Williams Holdings used the expertise of an outside investment banking firm to estimate fair value.

          Investments-cost: Fair value is estimated to approximate historically recorded amounts as the operations underlying these investments are in their initial phases.

          Long-term debt: The fair value of Williams Holdings' long-term debt is valued using indicative year-end traded bond market prices for the publicly traded issue, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1996, 27 percent of Williams Holdings' long-term debt was publicly traded. Williams Holdings used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

          Interest-rate swap: Fair value is determined by discounting estimated future cash flows using forward interest rates implied by the year-end yield curve. Fair value was calculated by the financial institution that is the counterparty to the swap.

          Energy-related trading and hedging: Includes forwards, futures, options, swaps and purchase and sales commitments. Fair value reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

  Carrying amounts and fair values of Williams Holdings' financial instruments

                                                                 1996                1995*
                   ASSET (LIABILITY)                      ------------------   ------------------
                                                          CARRYING    FAIR     CARRYING    FAIR
                                                           AMOUNT     VALUE     AMOUNT     VALUE
                                                          --------   -------   --------   -------
                                                                        (MILLIONS)
Cash and cash equivalents...............................  $  44.4    $  44.4   $  29.5    $  29.5
Notes receivable........................................     22.0       22.0      13.5       13.5
Due from parent.........................................    151.4      151.4     246.8      246.8
Investment in Williams debentures.......................    534.5      534.5     449.0      449.0
Investment in Williams warrants.........................     25.4      123.7      25.4       56.2
Investments-costs.......................................     69.5       69.5      27.1       27.1
Long-term debt, including current portion...............   (878.8)    (874.7)   (287.2)    (297.4)
Interest-rate swap......................................      1.6       (1.8)       --         --
Energy-related trading:
  Assets................................................    253.6      253.6     171.4      171.4
  Liabilities...........................................   (339.1)    (339.1)   (343.6)    (343.6)
Energy-related hedging:
  Assets................................................       .9       11.2        --        1.7
  Liabilities...........................................     (1.3)     (12.2)       --       (2.6)

---------------

* Reclassified to conform to current classifications.

     The above asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     The 1996 average fair value of the energy-related trading assets and liabilities is $196 million and $322 million, respectively. The 1995 average fair value of the energy-related trading assets and liabilities is $97 million and $181 million, respectively.

  Off-balance-sheet credit and market risk

     Williams Holdings is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     In January, 1997, Williams Holdings sold certain receivables under a new revolving receivables facility with a limit of $200 million. Williams Holdings received $200 million of proceeds from the sale. The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard is not expected to impact Williams Holdings' consolidated results of operations, financial position or cash flows.

     In connection with the sale of units in the Williams Coal Seam Gas Royalty Trust (Trust), Williams Holdings indemnified the Trust against losses from certain litigation (see Note 16) and guaranteed minimum gas prices through 1997. At December 31, 1996 and 1995, Williams Holdings has a recorded liability of $5 million and $10 million, respectively, for these items, representing the maximum amount for the first guarantee and an estimate of the gas price exposure based on historical operating trends and an assessment of market conditions. While Williams Holdings' maximum exposure from this guarantee exceeds amounts accrued, it is not possible to determine such amount because it is dependent on future events.

     In connection with the sale of the network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $158 million and $180 million at December 31, 1996 and 1995, respectively, for lease rental obligations. LDDS has advised that it is negotiating with the guaranteed parties to remove Williams as guarantor. Williams Holdings could be impacted if Williams has to perform under the guarantee.

     Williams Holdings has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $7 million and $5 million at December 31, 1996 and 1995, respectively. Williams Holdings believes it will not have to perform under these agreements because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

  Commodity price-risk management services

     Merchant Services provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of financial instruments, including forward contracts, futures contracts, option contracts, swap agreements and purchase and sale commitments. See Note 1 for a description of the accounting for these trading activities.

     Merchant Services enters into forward contracts and purchase and sale commitments which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. Swap agreements call for Merchant Services to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. The variable prices are generally based on either industry pricing publications or exchange quotations. Merchant Services buys and sells option contracts which give the buyer the right to exercise the options and receive the difference between a predetermined strike price and a market price at the date of exercise. The market prices used for natural-gas-related option contracts are generally exchange quotations. Merchant Services also enters into futures contracts which are commitments to either purchase or sell a commodity at a future date for a

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations.

     Merchant Services manages risk from financial instruments by making various logistical commitments and manages profit margins through offsetting financial instruments. As a result, price movements can result in losses on certain contracts offset by gains on others.

     Merchant Services takes an active role in managing and controlling market and counterparty risks and has established formal control procedures which are reviewed on an ongoing basis. Merchant Services attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. In the normal course of business, collateral is not required for financial instruments with credit risk.

     The notional quantities for trading financial instruments at December 31, 1996, and December 31, 1995, are as follows:

                                                    1996                    1995
                                             -------------------    --------------------
                                              PAYOR     RECEIVER     PAYOR      RECEIVER
                                             -------    --------    --------    --------
Fixed price:
  Natural gas (TBtu).......................  1,066.6     1,196.8       873.2       847.3
  Refined products and crude (MMBbls)......     34.4        26.3        15.9        14.9
Variable price:
  Natural gas (TBtu).......................  1,584.9     1,123.8     1,841.2     1,517.2
  Refined products and crude (MMBbls)......      3.7         3.3         2.8         2.5

     The net cash flow requirement related to these contracts at December 31, 1996 and 1995, was $117 million and $215 million, respectively. At December 31, 1996, the cash flows requirements extended primarily through 2006.

     In 1995, certain gas marketing operations of Merchant Services, along with gas marketing operations from Transco Energy, were combined with the commodity price-risk management and trading activities of Merchant Services. Such combination in 1995 involves managing the price and other business risks and opportunities of such physical gas-trading activities and any related financial instruments previously accounted for as hedges in common-risk portfolios with Merchant Services, other financial instruments. These former marketing activities, consisting of buying and selling natural gas, through 1994 were reported on a "gross" basis in the Consolidated Statement of Income as revenues and profit-center costs. Concurrent with completing the combination of such activities with the commodity price-risk management operations in the third quarter of 1995, the related contract rights and obligations along with any related financial instruments previously accounted for as hedges, were recorded in the Consolidated Balance Sheet on a current-market-value basis and the related income statement presentation was changed to a net basis. Such revenues reported on a gross basis through the first two quarters of 1995 were reclassified to a net basis concurrent with this change in the third quarter of 1995. Following is a Summary of Merchant Services' revenues:

                                                           1996      1995       1994
                                                          ------    -------    ------
Financial instrument and physical trading market
  gains -- net..........................................  $ 99.2    $  65.8    $ 14.2
Gross marketing revenues................................      --      460.8*    249.2
Gross marketing cost....................................      --     (442.3)*      --
Marketing activities not included in trading
  operations............................................   161.9       67.7     118.0
Other...................................................      --        1.5        .3
                                                          ------    -------    ------
                                                          $261.1    $ 153.5    $381.7
                                                          ======    =======    ======

---------------

* Through June 30, 1995.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Concentration of credit risk

     Williams Holdings' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams Holdings' investment policy limits its credit exposure to any one financial institution.

     At December 31, 1996 and 1995, approximately 27 percent and 36 percent, respectively, of receivables are for telecommunications and related services; approximately 64 percent and 50 percent, respectively, of receivables are for the sale of natural gas and related products or services; and approximately 7 percent and 9 percent, respectively, of receivables are for petroleum products and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Telecommunications customers include numerous corporations. Petroleum products customers include refiners and marketers primarily in the central United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

NOTE 15 -- RELATED PARTY TRANSACTIONS

     Williams charges its subsidiaries, including Williams Holdings' subsidiaries, for certain corporate general and administrative expenses, which are directly identifiable or allocable to the subsidiaries and for other general corporate expenses utilizing a combination of revenues, property at cost and payroll for the allocation base. Details of such charges for continuing operations are as follows:

                                                              1996     1995     1994
                                                              -----    -----    -----
                                                                    (MILLIONS)
Direct costs................................................  $21.2    $16.6    $11.2
Allocated parent company expenses...........................   18.8     13.0     20.0

     The direct costs above are reflected in selling, general and administrative expenses.

     Direct costs charged to discontinued operations were $7 million for 1994.

     Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. Amounts outstanding are payable on demand, however, any amounts outstanding have been classified as long-term inasmuch as there has been no expectation for Williams or the subsidiaries to demand payment in the next year. The agreements do not require commitment fees. Interest is payable monthly and rates vary with market conditions. The interest rates were 5.73 percent and 6.39 percent at December 31, 1996 and 1995, respectively.

     Investing income includes $31 million and $43 million for 1996 and 1995, respectively, resulting from advances to affiliates, while interest accrued includes $3 million and $8 million for 1995 and 1994, respectively, resulting from advances from affiliates.

     Investing income also includes dividends received on the investment in Williams common stock of $5 million and $2 million in 1995 and 1994, respectively.

     Williams Holdings' subsidiaries have transactions primarily with the following affiliates: Northwest Pipeline, Williams Natural Gas, Transcontinental Gas Pipe Line and Texas Gas. Revenues include $505 million, $145 million and $4 million for 1996, 1995 and 1994, respectively, of transactions with affiliates, primarily trading operations sales of natural gas. Costs and operating expenses include $162 million, $196 million and $18 million for 1996, 1995 and 1994, respectively, of transactions with affiliates, primarily

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

transportation costs. In connection with Merchant Services, commodity price-risk management activities, $157 million and $194 million of these costs for 1996 and 1995, respectively, are included in revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

NOTE 16 -- OTHER FINANCIAL INFORMATION

     Intercompany revenues (at prices that generally apply to sales to unaffiliated parties) are as follows:

                                                             1996     1995*     1994*
                                                            ------    ------    -----
                                                                   (MILLIONS)
Williams Energy Group:
  Field Services..........................................  $ 26.2    $ 14.0    $15.1
  Merchant Services.......................................    94.9      51.3     18.0
  Petroleum Services......................................    67.7      44.5     28.6
  Exploration and Production..............................    57.1       4.9     18.1
Other.....................................................     3.7        --       .1
                                                            ------    ------    -----
                                                            $249.6    $114.7    $79.9
                                                            ======    ======    =====

---------------

* Certain amounts have been reclassified as described in Note 1.

     Information for business segments is as follows:

                                                           1996      1995*      1994*
                                                         --------   --------   --------
                                                                   (MILLIONS)
Identifiable assets at December 31:
  Williams Energy Group:
     Field Services....................................  $1,425.5   $1,260.8   $  859.5
     Merchant Services.................................     901.7      484.9      114.6
     Petroleum Services................................     906.5      863.2      672.5
     Exploration and Production........................     200.3      164.6      145.4
  Williams Communications Group........................     671.3      401.5      311.2
  Investments..........................................     743.3      599.1      536.0
  General corporate and other..........................     315.3      458.7       57.3
  Discontinued operations..............................        --         --      743.6
                                                         --------   --------   --------
          Consolidated.................................  $5,163.9   $4,232.8   $3,440.1
                                                         ========   ========   ========
Additions to property, plant and equipment:
  Williams Energy Group:
     Field Services....................................  $  197.2   $  227.3   $  144.5
     Merchant Services.................................        .6         .4        3.5
     Petroleum Services................................      55.8       87.9       46.6
     Exploration and Production........................      30.3       15.6       13.5
  Williams Communications Group........................      66.9       32.4       12.9
  Other................................................      19.2       11.6        2.5
                                                         ========   ========   ========
          Consolidated.................................  $  370.0   $  375.2   $  223.5
                                                         ========   ========   ========

---------------

* Certain amounts have been reclassified as described in Note 1.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                                                           1996      1995*      1994*
                                                         --------   --------   --------
                                                                   (MILLIONS)
Depreciation and depletion:
  Williams Energy Group:
     Field Services....................................  $   56.2   $   39.7   $   32.2
     Merchant Services.................................        .6        1.2         .5
     Petroleum Services................................      34.1       26.4       22.4
     Exploration and Production........................      10.5        9.8        9.6
  Williams Communications Group........................      21.3       14.2       12.7
  Other................................................       5.9        3.0        2.6
                                                         --------   --------   --------
          Consolidated.................................  $  128.6   $   94.3   $   80.0
                                                         ========   ========   ========

---------------
* Certain amounts have been reclassified as described in Note 1.

NOTE 17 -- CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters

     Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $251 million at December 31, 1996. As a result of various Federal Energy Regulatory Commission (FERC) rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

  Environmental matters

     Certain Williams Holdings' subsidiaries have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred or are alleged to have incurred various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams Holdings does not believe that these obligations or the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

     The Field Services unit of Williams Energy Group has recorded an aggregate liability of approximately $15 million, representing the current estimate of their future environmental and remediation costs, including approximately $6 million relating to former Williams Natural Gas facilities.

  Other legal matters

     In December 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted Summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

price paid for the units. While Williams Holdings believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

     In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. District Court in North Dakota against Transcontinental Gas Pipe Line, a wholly owned subsidiary of Williams, and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company (Transco Energy Company and Transco Coal Gas Company being wholly owned subsidiaries of Williams Holdings) and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys' fees. By order dated December 18, 1996, the FERC approved a settlement of the litigation. No party to the FERC proceeding has sought review of this order. The final settlement terms went into effect February 1, 1997, which will allow Transcontinental Gas Pipe Line to recover its cost.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers, which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Transco Energy Company and Transco Gas Supply Company (wholly owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. Six of the eight lawsuits have been settled for cash payments aggregating approximately $9 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under FERC Order 636. Damages, including interest, of approximately $29 million have been asserted in the remaining cases. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of FERC Order 528.

     In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy Company, formerly supplied natural gas and fuel oil to the Facility. As of December 31, 1996, HFMC had current outstanding receivables from the Partnership of approximately $20 million, all of which have been reserved. The Partnership recently negotiated settlements of its power purchase agreements with two electric utilities. The settlements have been approved by the Bankruptcy Court and Pennsylvania Public Utility Commission. The time for appealing the Pennsylvania Public Utility Commission approval of the settlements expires on February 23, 1997. Assuming no appeals are filed, the settlements will become binding. A Plan of Reorganization (the Plan) acceptable to all parties has been negotiated and drafted. The Plan is contingent upon the power purchase agreement settlements being approved. It is anticipated the Plan will be filed with the Bankruptcy Court for approval on or before February 28, 1997. Under the Plan, all litigation involving HFMC will be fully settled, and a net payment in some amount to HFMC is anticipated under the Plan. It is not possible to predict with certainty the amount of such a payment.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

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

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (millions):

                                                    FIRST     SECOND     THIRD    FOURTH
                                                   QUARTER    QUARTER   QUARTER   QUARTER
                                                   --------   -------   -------   -------
1996
  Revenues.......................................  $  433.5   $421.0    $442.8    $544.0
  Costs and operating expenses...................     282.5    280.1     299.0     379.2
  Net income.....................................      53.1     50.3      51.0      74.3
1995
  Revenues.......................................  $  303.3   $302.3    $338.4    $410.0
  Costs and operating expenses...................     178.2    199.6     223.2     275.6
  Net income.....................................   1,055.9     65.4      58.7      50.6

     Second-quarter 1996 net income includes a favorable income tax adjustment of $3 million related to research credits. Third-quarter 1996 net income includes approximately $6 million, net of federal income tax, from the effects of state income tax adjustments related to 1995. Fourth-quarter 1996 net income includes a gain of approximately $20 million from the property insurance coverage associated with construction of replacement gathering facilities and a pre-tax gain of $15.7 million from the sale of certain communication rights, partially offset by approximately $7 million related to an all-employee bonus that was linked to achieving record financial performance.

     First-quarter 1995 net income includes the after-tax gain of $1 billion on the sale of Williams Holdings' network services operations (see Note 3 of Notes to Consolidated Financial Statements). The second quarter of 1995 includes a $15.5 million after-tax gain on the exchange of 18.3 million shares of Williams common stock for Williams warrants and subordinated debentures. The second-quarter 1995 also includes a $16 million after-tax gain from the sale of the 15 percent interest in Texasgulf Inc. (see Note 5 of Notes to Consolidated Financial Statements). In third-quarter 1995, Field Services recorded $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. In third-quarter 1995, Exploration and Production recorded an $8 million accrual for a future minimum price natural gas purchase commitment. In fourth-quarter 1995, Merchant Services recorded loss accruals of approximately $6 million, primarily related to contract disputes. In fourth-quarter 1995, the development of a commercial coal gasification venture in south-central Wyoming was canceled, resulting in a $41.4 million pre-tax charge (see Note 5 of Notes to Consolidated Financial Statements). Fourth-quarter 1995 also includes an $11 million pre-tax gain on the sale of the remaining investment in Williams common stock (see Note 4 of Notes to Consolidated Financial Statements). Fourth-quarter 1995 income from discontinued operations reflects the $13 million after-tax effect of the reversal of accruals established at the time of the sale of the network services operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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
*4.1                     -- Form of Senior Debt Indenture between the Company and
                            Citibank, N.A., relating to the 6 1/4% Senior Debentures
                            due 2006 (filed as Exhibit 4.1 to the Company's Form 10,
                            dated October 18, 1995).
*4.2                     -- U.S. $1,000,000,000 Amended and Restated Credit
                            Agreement, dated as of December 20, 1996, among the
                            Company and certain of its subsidiaries, and the lenders
                            named therein and Citibank, N.A., as agent (filed as
                            Exhibit 4(c) to Williams' Form 10-K for the fiscal year
                            ended December 31, 1996).
Exhibit 12               -- Computation of Ratio of Earnings to Fixed Charges.
Exhibit 23               -- Consent of Independent Auditors.
Exhibit 24               -- Power of Attorney together with certified resolution.
Exhibit 27               -- Financial Data Schedule.
Exhibit 27.1             -- Restated Financial Data Schedule for the year ended
                            December 31, 1995.

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

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(A) 1 AND 2

                                                              PAGE
                                                              ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended
     December 31, 1996......................................  F-10
  Consolidated balance sheet at December 31, 1996 and
     1995...................................................  F-11
  Consolidated statement of stockholder's equity for the
     three years ended December 31, 1996....................  F-12
  Consolidated statement of cash flows for the three years
     ended December 31, 1996................................  F-13
  Notes to consolidated financial statements................  F-14
  Schedule for the three years ended December 31, 1996:
     II -- Valuation and qualifying accounts................  F-37
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................  F-34

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(A)

                                                              ADDITIONS
                                                           ----------------
                                                           CHARGED
                                                           TO COSTS
                                               BEGINNING     AND                              ENDING
                                                BALANCE    EXPENSES   OTHER   DEDUCTIONS(B)   BALANCE
                                               ---------   --------   -----   -------------   -------
                                                                     (MILLIONS)
Allowance for doubtful accounts:
  1996.......................................    $10.3       $4.1     $1.3(c)     $6.9         $ 8.8
  1995.......................................      7.2        3.6      1.5(c)      2.0          10.3
  1994.......................................      9.4        4.0(d)    --         6.2(e)        7.2

---------------

(a) Deducted from related assets.

(b) Represents balances written off, net of recoveries and reclassifications.

(c) Primarily relates to acquisitions of businesses.

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

                                        Williams Holdings of Delaware, Inc.
                                        (Registrant)

                                        By:       /s/ SHAWNA L. BARNARD
                                           -------------------------------------
                                                     Shawna L. Barnard
                                                     Attorney-in-fact

Dated: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ KEITH E. BAILEY*                     Chairman of the Board, President, Chief
-----------------------------------------------------      Executive Officer (Principal Executive
                   Keith E. Bailey                         Officer) and Director

                /s/ JACK D. MCCARTHY*                    Senior Vice President (Principal Financial
-----------------------------------------------------      Officer) and Director
                  Jack D. McCarthy

                 /s/ GARY R. BELITZ*                     Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Gary R. Belitz

             /s/ JOHN C. BUMGARNER, JR.*                 Director
-----------------------------------------------------
               John C. Bumgarner, Jr.

               /s/ STEPHEN L. CROPPER*                   Director
-----------------------------------------------------
                 Stephen L. Cropper

                /s/ HENRY C. HIRSCH*                     Director
-----------------------------------------------------
                   Henry C. Hirsch

                                                         Director
-----------------------------------------------------
                  Howard E. Janzen

              *By /s/ SHAWNA L. BARNARD
  -------------------------------------------------
                  Shawna L. Barnard
                  Attorney-in-fact

                Dated: March 26, 1997

                                EXHIBIT INDEX


 Exhibit                     Description
 -------                     -----------
[S]               [C]

Exhibit 12        -- Computation of Ratio of Earnings to Fixed Charges.

Exhibit 23        -- Consent of Independent Auditors.

Exhibit 24        -- Power of Attorney together with certified resolution.

Exhibit 27        -- Financial Data Schedule.

Exhibit 27.1      -- Restated Financial Data Schedule for the year ended
                     December 31, 1995.