Form 10-Q
period 1997-03-31
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1997-05-15
CIK 947779

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)


( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               March 31, 1997
                               ------------------------------------------------


                                       OR


(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                                ---------------------     ---------------------


Commission file number                        000-20555
                      --------------------------------------------------------


                      WILLIAMS HOLDINGS OF DELAWARE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     73-1455707
-------------------------------------------------------------------------------
   (State of Incorporation)                (IRS Employer Identification Number)


        ONE WILLIAMS CENTER
          TULSA, OKLAHOMA                                 74172
-------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number:                       (918) 588-2000
                                        ---------------------------------------


                                   NO CHANGE
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

    The number of shares of the registrant's Common Stock outstanding at May 12, 1997, was 1,000, all of which are owned by The Williams Companies, Inc.

    REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                                     INDEX


Part I.  Financial Information                                               Page
                                                                             ----
     Item 1.  Financial Statements

        Consolidated Statement of Income--Three Months Ended
           March 31, 1997 and 1996                                             2

        Consolidated Balance Sheet--March 31, 1997 and December 31, 1996       3

        Consolidated Statement of Cash Flows--Three Months Ended
           March 31, 1997 and 1996                                             4

        Notes to Consolidated Financial Statements                             5

     Item 2.  Management's Narrative Analysis of the Results of Operations     8

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                 9

        Exhibit 12--Computation of Ratio of Earnings to Fixed Charges


Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Williams Holdings of Delaware believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in the Williams Holdings of Delaware, Inc.'s Annual Report on Form 10-K.

                     Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Income
                                 (Unaudited)

                                                       (Millions)
                                                  --------------------
                                                   Three months ended
                                                       March 31,
                                                  --------------------
                                                    1997        1996
                                                  --------    --------
Revenues (Note 6):
   Williams Energy Group:
     Field Services                               $  156.5    $  119.6
     Merchant Services                                39.8        69.5
     Petroleum Services                              128.0       118.4
     Exploration & Production                         37.8        19.9
   Williams Communications Group                     216.6       140.6
   Other                                               9.9        12.6
   Intercompany eliminations                         (59.4)      (47.1)
                                                  --------    --------
     Total revenues                                  529.2       433.5
                                                  --------    --------
Profit-center costs and expenses (Note 6):
   Costs and operating expenses                      353.7       282.5
   Selling, general and administrative expenses       93.2        64.9
   Other (income) expense--net                         (.4)        2.9
                                                  --------    --------
     Total profit-center costs and expenses          446.5       350.3
                                                  --------    --------
Operating profit:
   Williams Energy Group:
     Field Services                                   43.5        38.6
     Merchant Services                                16.5        21.8
     Petroleum Services                               14.4        17.8
     Exploration & Production                         10.6          .6
   Williams Communications Group                      (2.0)        2.8
   Other                                               (.3)        1.6
                                                  --------    --------
     Total operating profit                           82.7        83.2

Allocated parent company expenses                     (4.9)       (4.5)
Interest accrued (Note 6)                            (14.1)       (6.6)
Interest capitalized                                   1.2         1.5
Investing income (Note 6)                             11.8         9.9
Other expense--net                                    (2.5)       (2.4)
                                                  --------    --------
Income before income taxes                            74.2        81.1
Provision for income taxes (Note 3)                   21.9        28.0
                                                  --------    --------

Net income                                        $   52.3    $   53.1
                                                  ========    ========


                            See accompanying notes.

                      Williams Holdings of Delaware, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                                (Millions)
                                                                         ------------------------
                                                                         March 31,   December 31,
                                                                         ------------------------
                                                                           1997         1996
                                                                         ------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                             $   60.0    $   44.4
   Receivables:
     Trade (Note 4)                                                         526.8       852.9
     Affiliates                                                              35.4        71.9
   Inventories                                                              100.8       101.0
   Commodity trading assets                                                 118.8       147.2
   Deferred income taxes - affiliates                                        70.3        66.7
   Other                                                                     44.6        69.4
                                                                         --------    --------
     Total current assets                                                   956.7     1,353.5

Due from parent                                                             254.0       151.4

Investments                                                                 894.7       743.3

Property, plant and equipment, at cost                                    3,323.4     3,251.0
Less accumulated depreciation and depletion                                (751.3)     (710.6)
                                                                         --------    --------
                                                                          2,572.1     2,540.4
Non-current commodity trading assets                                         84.4        93.0
Other assets and deferred charges                                           335.4       282.3
                                                                         --------    --------
     Total assets                                                        $5,097.3    $5,163.9
                                                                         ========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable:
     Trade                                                               $  384.4    $  550.6
     Affiliates                                                              76.0        53.4
   Accrued liabilities                                                      323.6       331.7
   Commodity trading liabilities                                             98.7       137.9
   Long-term debt due within one year (Note 5)                               15.3        19.7
                                                                         --------    --------
     Total current liabilities                                              898.0     1,093.3

Long-term debt (Note 5)                                                     839.8       860.4

Deferred income taxes - affiliates                                          438.9       395.9

Non-current commodity trading liabilities                                   193.0       201.2

Other liabilities                                                           132.7       130.3

Contingent liabilities and commitments (Note 7)

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares authorized and outstanding       --          --
   Capital in excess of par value                                         1,720.2     1,705.0
   Retained earnings                                                        718.6       673.2
   Net unrealized gain on non-current marketable securities                 156.1       104.6
                                                                         --------    --------
       Total stockholder's equity                                         2,594.9     2,482.8
                                                                         --------    --------
       Total liabilities and stockholder's equity                        $5,097.3    $5,163.9
                                                                         ========    ========


                            See accompanying notes.

                      Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                             (Millions)
                                                                     ----------------------------
                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         1997          1996
                                                                     ----------------------------
OPERATING ACTIVITIES:
Net income                                                            $     52.3    $     53.1
Adjustments to reconcile to cash provided from operations:
   Depreciation and depletion                                               40.9          29.9
   Provision for deferred income taxes                                       6.5           8.8
   Changes in receivables sold                                             200.0          --
   Changes in receivables                                                  119.5         (83.6)
   Changes in inventories                                                     .4          (2.6)
   Changes in other current assets                                          20.7          11.2
   Changes in accounts payable                                            (168.6)        101.6
   Changes in accrued liabilities                                          (28.1)        (50.3)
   Changes in receivables/payables with affiliates                          59.8         153.9
   Changes in current commodity trading assets and liabilities             (10.8)        (18.1)
   Changes in non-current commodity trading assets and liabilities            .5           2.2
   Other, including changes in non-current assets and liabilities            9.7           3.7
                                                                      ----------    ----------
      Net cash provided by operating activities                            302.8         209.8
                                                                      ----------    ----------
FINANCING ACTIVITIES:
   Proceeds from long-term debt                                             78.0         328.7
   Payments of long-term debt                                             (103.1)        (81.0)
   Dividends paid to parent                                                 (6.9)         --
   Other--net                                                               --            (1.2)
                                                                      ----------    ----------
      Net cash provided (used) by financing activities                     (32.0)        246.5
                                                                      ----------    ----------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                 (90.8)        (60.7)
      Proceeds from dispositions                                             6.4          --
   Acquisition of businesses, net of cash acquired                          (6.9)        (13.4)
   Income tax and other payments related to discontinued operations         (1.3)       (220.9)
   Purchase of investments                                                 (78.2)         (3.7)
   Changes in advances to parent company                                  (102.7)       (176.4)
   Other--net                                                               18.3            .6
                                                                      ----------    ----------
      Net cash used by investing activities                               (255.2)       (474.5)
                                                                      ----------    ----------
      Increase (decrease) in cash and cash equivalents                      15.6         (18.2)

Cash and cash equivalents at beginning of period                            44.4          29.5
                                                                      ----------    ----------
Cash and cash equivalents at end of period                            $     60.0    $     11.3
                                                                      ==========    ==========


                            See accompanying notes.

                      Williams Holdings of Delaware, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  General

  Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the annual financial statements and notes thereto for Williams Holdings' 1996 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments, both normal recurring and others, which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at March 31, 1997, and results of operations and cash flows for the three months ended March 31, 1997 and 1996.

2.  Basis of presentation

  Williams Energy Group is comprised of four units. Field Services includes Williams Holdings' natural gas gathering and processing activities previously reported in Williams Field Services Group. Merchant Services includes Williams Holdings' energy commodity trading and price-risk management activities previously reported in Williams Energy Services. Certain natural gas and natural gas liquids marketing operations formerly reported in Williams Field Services Group are also included in Merchant Services. Petroleum Services includes Williams Holdings' interstate petroleum products pipeline, ethanol-producing facilities and petroleum terminals previously reported in Williams Pipe Line. Exploration & Production includes exploration for and production of hydrocarbons previously reported as a component of Williams Field Services Group. Williams Communications Group is a combination of WilTel and WilTech Group, previously reported separately. Certain revenues, operating profit, and cash flow amounts for the three months ended March 31, 1996, have been reclassified to conform to current-year classifications for these reorganizations and certain other matters.


3.  Provision for income taxes

The provision for income taxes includes:

                             Three months
                                ended
      (Millions)              March 31,
      ---------------------------------------------
                        1997           1996
      ---------------------------------------------
      Current:
          Federal       $12.6          $16.7
          State           2.8            2.5
      --------------------------------------------
                         15.4           19.2
      Deferred:
          Federal         4.7            6.3
          State           1.8            2.5
      --------------------------------------------
                          6.5            8.8
      --------------------------------------------
      Total provision   $21.9          $28.0
      ============================================

  The effective income tax rate in 1997 and 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

  Cash payments, net of refunds, to Williams and certain taxing authorities for income taxes for the three months ended March 31, 1997 and 1996, are $1 million and $215 million, respectively.

4.  Sale of receivables

  In January 1997, Williams Holdings sold certain receivables under a new revolving receivables facility with a limit of $200 million. The Financial Accounting Standards Board has issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard has not had a material impact on Williams Holdings' consolidated results of operations, financial position or cash flows.

5.  Long-term debt

Long-term debt consists of the following amounts:

                                  Weighted
                                   average
                                  interest       March 31,    December 31,
(Millions)                          rate*          1997          1996
--------------------------------------------------------------------------
Williams Holdings of
   Delaware, Inc.
     Revolving credit
         loans                       5.9%          $475.0         $500.0
     Debentures, 6.25%,
         payable 2006                4.6            248.8          248.8
Williams Pipe Line
     Notes, 8.95% and
         9.78%, payable
         through 2001                9.4            100.0          100.0
Williams Energy Ventures
     Adjustable rate
         notes, payable
         through 2002                8.1             25.6           25.6
Other, payable through 1999          8.0              5.7            5.7
--------------------------------------------------------------------------
                                                    855.1          880.1
Current portion of long-
   term debt                                        (15.3)         (19.7)
--------------------------------------------------------------------------
                                                   $839.8         $860.4
==========================================================================

*At March 31, 1997, including the effects of interest-rate swap.

   Williams Holdings and Williams Pipe Line participate in Williams' $1 billion credit agreement. Williams Holdings' and Williams Pipe Line's maximum borrowing availability, subject to borrowings by other affiliated companies, is $600 million and $100 million, respectively. Interest rates vary with current market conditions. The available amount under the credit agreement at March 31, 1997, was $225 million.

   Cash payments for interest (net of amounts capitalized) for the three months ended March 31, 1997 and 1996, are $16 million and $6 million, respectively, including payments to Williams and affiliates of $2 million in both 1997 and 1996.

6.  Related party transactions

   Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. Investing income includes $7.7 million and $8.9 million for the three months ended March 31, 1997 and 1996, respectively, and from advances to affiliates.

   William Holdings' subsidiaries have transactions primarily with the following affiliates: Northwest Pipeline, Williams Natural Gas, Transcontinental Gas Pipe Line and Texas Gas Transmission. Merchant Services' revenues include natural gas sales to affiliates of $105.5 million and $143.8 million for the three months ended March 31, 1997 and 1996, respectively. Merchant Services also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $29.4 million and $62.9 million for the three months ended March 31, 1997 and 1996, respectively. These sales and costs are included in Merchant Services' revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

7.  Contingent liabilities and commitments

Rate and regulatory matters

   Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $267 million at March 31, 1997. As a result of various Federal Energy Regulatory Commission (FERC) rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

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

   The Field Services unit of Williams Energy Group has recorded an aggregate liability of approximately $15 million, representing the current estimate of their future environmental and remediation costs, including approximately $5 million relating to former Williams Natural Gas facilities.

Other legal matters

   In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas.
The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the

Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams Holdings believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

   In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers, which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. Six of the eight lawsuits have been settled for cash payments aggregating approximately $9 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under FERC Order 636. Damages, including interest calculated through December 31, 1996, of approximately $29 million have been asserted in the remaining cases. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of FERC Order 528.

   In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy Company, formerly supplied natural gas and fuel oil to the Facility. As of March 31, 1997, HFMC had current outstanding receivables from the Partnership of approximately $20 million, all of which have been reserved. A Plan of Reorganization (the Plan) acceptable to most creditors and the debtor has been filed with the court. Under the Plan, all litigation involving HFMC will be fully settled, and a net payment in some amount to HFMC is possible.
It is not possible to predict with certainty whether the plan as filed will be approved or the amount of any such payment to HFMC.

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

8.  Subsequent event

   On April 10, 1997, Williams Communications Group, a wholly-owned subsidiary of Williams Holdings, and Northern Telecom (Nortel) agreed to combine their customer premise equipment sales and services operations under a new company to be called WilTel Communications, LLC. The transaction closed in the second quarter of 1997 and will be accounted for as a purchase by Williams. Williams Communications Group owns 70 percent of the new company, with Nortel owning the remaining interest. The new company will have net assets of approximately $800 million.

                                    ITEM 2.
                     Management's Narrative Analysis of
                           the Results of Operations



First Quarter 1997 vs. First Quarter 1996

        FIELD SERVICES' revenues increased $36.9 million, or 31 percent, due primarily to higher natural gas liquids sales, gathering and cogeneration revenues of $21 million, $7 million and $4 million, respectively. Natural gas liquids sales revenues increased due to higher average natural gas liquids prices combined with a 26 percent increase in natural gas liquids volumes. Gathering volumes increased 14 percent due primarily to the transfer of Williams Natural Gas gathering assets to Field Services during the last half of 1996. Costs and operating expenses increased $35 million, or 53 percent, due primarily to higher fuel and replacement gas purchases, the cost of cogeneration operations which began during the second quarter of 1996, and expenses associated with the gathering assets transferred from Williams Natural Gas. Other (income) expense - net in 1996 includes a $3 million environmental
remediation accrual.   Operating profit increased $4.9 million, or 13 percent,
due primarily to higher natural gas liquids volumes and margins and the effect of the 1996 environmental remediation accrual, partially offset by higher fuel and replacement gas purchases.

        MERCHANT SERVICES' revenues decreased $29.7 million, or 43 percent, and costs and operating expenses decreased $27 million, or 73 percent, due primarily to the reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously reported in Field Services (see Note 2). Higher price-risk management revenues and higher volumes and margins from liquid petroleum trading activities were more than offset by lower margins on natural gas trading activities and lower natural gas physical trading volumes.
Operating profit decreased $5.3 million, or 24 percent, due primarily to the decrease in net revenues and the expense of adding support and infrastructure to compete for a broader share of the emerging energy markets.

        PETROLEUM SERVICES' revenues increased $9.6 million, or 8 percent, due primarily to an $11 million increase in product sales associated with transportation activities, partially offset by a 4 percent decrease in shipments and lower average transportation rates. Costs and operating expenses increased $11 million, or 12 percent, due primarily to an increase in product sales. Operating profit decreased $3.4 million, or 19 percent, due primarily to lower transportation shipments and average transportation rates and higher operating expenses within the products pipeline business, partially offset by a $1.5 million improvement in ethanol operations from an operating loss of $2 million to an operating loss of $500,000.

        EXPLORATION & PRODUCTION'S revenues increased $17.9 million, or 90 percent, due primarily to higher natural gas sales prices received from the marketing of company-owned production and Williams Coal Seam Gas Royalty Trust (Royalty Trust) natural gas. Costs and operating expenses increased $9 million, or 55 percent, due primarily to higher Royalty Trust natural gas purchase prices. Operating profit increased $10 million, from $600,000 in 1996, due primarily to the increase in average natural gas sales prices.

        WILLIAMS COMMUNICATIONS GROUP'S revenues increased $76 million, or 54 percent, to $216.6 million, due primarily to acquisitions which contributed revenues of $40 million. Additionally, increased business activity resulted in a $21 million revenue increase in new systems sales and an $8 million increase in system enhancement revenues. The number of ports in service at March 31, 1997, increased 5 percent and fiber billable minutes from occasional service increased 81 percent. Dedicated service voice-grade equivalent miles at March 31, 1997, decreased 17 percent as compared with March 31, 1996, which in part reflects a shift to occasional service. Costs and operating expenses increased $56 million, or 53 percent, and selling, general and administrative expenses increased $25 million, or 77 percent, due primarily to the overall increase in business activity. The increase in selling, general and administrative expenses also reflects the commitment by management to expand the infrastructure of this business for future growth. Operating profit decreased $4.8 million to a $2 million operating loss, due primarily to the costs of expanding the infrastructure.

        INTEREST ACCRUED increased $7.5 million, or 115 percent, due primarily to higher borrowings under the bank-credit facility, slightly offset by lower average interest rates. The effective income tax rate in 1997 and 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

Subsequent Event

        On April 10, 1997, Williams Communications Group, a wholly-owned subsidiary of Williams Holdings, and Northern Telecom (Nortel) agreed to combine their customer premise equipment sales and services operations into a new company called WilTel Communications, LLC. The transaction closed in the second quarter of 1997 and will be accounted for as a purchase by Williams Holdings. Williams Communications Group will own 70 percent of the new company, with Nortel owning the remaining interest. The new company will have net assets of approximately $800 million.

                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   The exhibits listed below are filed as part of this report:

                  Exhibit 12 -- Computation of Ratio of Earnings to Fixed
                                Charges

                  Exhibit 27 -- Financial Data Schedule

            (b) During the first quarter of 1997, Williams Holdings did not file a Form 8-K.

                                   SIGNATURE


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                                       ----------------------------------------
                                       (Registrant)


                                       Gary R. Belitz
                                       ----------------------------------------
                                       Controller
                                       (Duly Authorized Officer and
                                         Principal Accounting Officer)


May 15, 1997

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER            DESCRIPTION
 -------           -----------
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges

Exhibit 27 -- Financial Data Schedule