Form 10-Q
period 1997-06-30
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1997-08-14
CIK 947779

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1997
                               ------------------------------------------------

                                       OR

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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
    The number of shares of the registrant's Common Stock outstanding at August 14, 1997, was 1,000, all of which are owned by The Williams Companies, Inc.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
                                     INDEX



Part I.  Financial Information                                                                        Page
                                                                                                      ----

       Item 1.  Financial Statements


          Consolidated Statement of Income--Three Months and Six Months Ended
            June 30, 1997 and 1996                                                                    2


          Consolidated Balance Sheet--June 30, 1997 and December 31, 1996                             3


          Consolidated Statement of Cash Flows--Six Months Ended
            June 30, 1997 and 1996                                                                    4

          Notes to Consolidated Financial Statements                                                  5


       Item 2.  Management's Narrative Analysis of the Results of Operations                          8


Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                                                      9

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

                      Williams Holdings of Delaware, Inc.
                        Consolidated Statement of Income
                                  (Unaudited)


                                                                                                    (Millions)
                                                                         -------------------------------------------------------
                                                                             Three months ended             Six months ended
                                                                                  June 30,                        June 30,
                                                                         -----------------------       -------------------------
                                                                             1997          1996             1997           1996
                                                                         -----------------------       -------------------------

Revenues (Note 7):
  Williams Energy Group:
     Field Services                                                      $  148.9       $  111.4       $    305.4       $  231.0
     Merchant Services                                                       18.6           54.8             58.4          124.3
     Petroleum Services                                                     129.6          123.6            257.6          242.0
     Exploration & Production                                                24.6           13.5             62.4           33.4
  Williams Communications Group (Note 3)                                    359.1          161.5            575.7          302.1
  Other                                                                       9.2           12.6             19.1           25.2
  Intercompany eliminations                                                 (54.7)         (56.4)          (114.1)        (103.5)
                                                                         -----------------------       -------------------------
     Total revenues                                                         635.3          421.0          1,164.5          854.5
                                                                         -----------------------       -------------------------

Profit-center costs and expenses (Note 7):
  Costs and operating expenses                                              433.4          280.1            787.1          562.6
  Selling, general and administrative expenses                              123.7           69.9            216.9          134.8
  Other income--net                                                          (1.1)          (3.7)            (1.5)           (.8)
                                                                         -----------------------       -------------------------
     Total profit-center costs and expenses                                 556.0          346.3          1,002.5          696.6
                                                                         -----------------------       -------------------------

Operating profit:
  Williams Energy Group:
     Field Services                                                          41.9           32.1             85.4           70.7
     Merchant Services                                                        5.3           15.9             21.8           37.7
     Petroleum Services                                                      21.5           25.2             35.9           43.0
     Exploration & Production                                                 4.1            (.8)            14.7            (.2)
  Williams Communications Group (Note 3)                                      3.3            1.1              1.3            3.9
  Other                                                                       3.2            1.2              2.9            2.8
                                                                         -----------------------       -------------------------
     Total operating profit                                                  79.3           74.7            162.0          157.9

Allocated parent company expenses                                            (4.0)          (4.7)            (8.9)          (9.2)
Interest accrued (Note 7)                                                   (17.5)          (7.6)           (31.6)         (14.2)
Interest capitalized                                                          2.9            (.3)             4.1            1.2
Investing income (Note 7)                                                     9.7            9.7             21.5           19.6
Gain on sale of interest in subsidiary (Note 3)                              44.5           --               44.5           --
Minority interest in income of consolidated subsidiaries (Note 3)            (5.1)          --               (5.1)          --
Other expense--net                                                           (3.2)          (1.7)            (5.7)          (4.1)
                                                                         -----------------------       -------------------------
Income before income taxes                                                  106.6           70.1            180.8          151.2
Provision for income taxes (Notes 3 and 4)                                   21.1           19.8             43.0           47.8
                                                                         -----------------------       -------------------------
Net income                                                               $   85.5       $   50.3       $    137.8       $  103.4
                                                                         =======================       =========================


                            SEE ACCOMPANYING NOTES.

                          Williams Holdings of Delaware, Inc.
                             Consolidated Balance Sheet
                                    (Unaudited)


                                                                                        (Millions)
                                                                             -----------------------------
                                                                               June 30,       December 31,
                                                                                 1997            1996
                                                                             -----------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                  $    123.1       $     44.4
  Receivables:
    Trade (Note 5)                                                                697.0            852.9
    Affiliates                                                                     46.8             71.9
  Inventories                                                                     134.7            101.0
  Commodity trading assets                                                        133.0            147.2
  Deferred income taxes - affiliates                                               72.9             66.7
  Other                                                                            52.6             69.4
                                                                             ---------------------------
    Total current assets                                                        1,260.1          1,353.5

Due from parent                                                                   327.7            151.4

Investments                                                                       885.9            743.3

Property, plant and equipment, at cost                                          3,504.9          3,251.0
Less accumulated depreciation and depletion                                      (784.1)          (710.6)
                                                                             ---------------------------
                                                                                2,720.8          2,540.4

Goodwill and other intangible assets--net (Note 3)                                440.5            198.1
Non-current commodity trading assets                                               94.7             93.0
Other assets and deferred charges                                                  86.0             84.2
                                                                             ---------------------------
    Total assets                                                             $  5,815.7       $  5,163.9
                                                                             ===========================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Note payable                                                               $     10.9       $     --
  Accounts payable:
    Trade                                                                         380.9            550.6
    Affiliates                                                                     70.2             53.4
  Accrued liabilities                                                             383.0            331.7
  Commodity trading liabilities                                                   119.6            137.9
  Long-term debt due within one year (Note 6 )                                     13.1             19.7
                                                                             ---------------------------
    Total current liabilities                                                     977.7          1,093.3

Long-term debt (Note 6)                                                         1,271.2            860.4
Deferred income taxes - affiliates                                                442.1            395.9
Non-current commodity trading liabilities                                         192.6            201.2
Other liabilities                                                                 174.4            123.1
Minority interest in consolidated subsidiaries (Note 3)                            85.6              7.2

Contingent liabilities and commitments (Note 8)

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares authorized and outstanding              --               --
  Capital in excess of par value                                                1,720.2          1,705.0
  Retained earnings                                                               800.7            673.2
  Net unrealized gain on non-current marketable securities                        151.2            104.6
                                                                             ---------------------------
    Total stockholder's equity                                                  2,672.1          2,482.8
                                                                             ---------------------------
    Total liabilities and stockholder's equity                               $  5,815.7       $  5,163.9
                                                                             ===========================


                            SEE ACCOMPANYING NOTES.

                      Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                   (Millions)
                                                                          -------------------------
                                                                          Six months ended June 30,
                                                                          -------------------------
                                                                             1997           1996
                                                                          -------------------------

OPERATING ACTIVITIES:
Net income                                                                $  137.8       $  103.4
Adjustments to reconcile to cash provided from operations:
  Depreciation, depletion and amortization                                    92.0           65.0
  Provision for deferred income taxes                                         14.4           16.1
  Minority interest in income of consolidated subsidiaries                     5.1           --
  Gain on sale of interest in subsidiary                                     (44.5)          --
  Changes in receivables sold                                                159.8           --
  Changes in receivables                                                     161.5          (44.8)
  Changes in inventories                                                      (8.8)           2.9
  Changes in other current assets                                             14.0            6.2
  Changes in accounts payable                                               (179.5)          61.2
  Changes in accrued liabilities                                             (40.2)         (63.5)
  Changes in receivables/payables with affiliates                             40.5          (48.4)
  Changes in current commodity trading assets and liabilities                 (4.1)         (19.1)
  Changes in non-current commodity trading assets and liabilities            (10.2)         (20.6)
  Other, including changes in non-current assets and liabilities              11.6           (3.9)
                                                                          -----------------------
    Net cash provided by operating activities                                349.4           54.5
                                                                          -----------------------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                                 10.0           --
  Payments of notes payable                                                  (10.0)          --
  Proceeds from long-term debt                                               308.7          328.7
  Payments of long-term debt                                                 (54.7)         (56.5)
  Dividends paid to parent                                                   (10.3)          --
  Other--net                                                                   (.7)          (1.3)
                                                                          -----------------------
    Net cash provided by financing activities                                243.0          270.9
                                                                          -----------------------
INVESTING ACTIVITIES:
  Property, plant and equipment:
    Capital expenditures                                                    (244.6)        (132.1)
    Proceeds from dispositions                                                63.5            5.4
  Acquisition of businesses, net of cash acquired                            (78.7)         (35.3)
  Income tax and other payments related to discontinued operations            (9.7)        (226.9)
  Purchase of investments/advance to affiliate                               (86.2)         (25.8)
  Changes in advances to parent company                                     (176.4)          61.7
  Other--net                                                                  18.4            8.7
                                                                          -----------------------
    Net cash used by investing activities                                   (513.7)        (344.3)
                                                                          -----------------------
    Increase (decrease) in cash and cash equivalents                          78.7          (18.9)

Cash and cash equivalents at beginning of period                              44.4           29.5
                                                                          -----------------------
Cash and cash equivalents at end of period                                $  123.1       $   10.6
                                                                          =======================

                            SEE ACCOMPANYING NOTES.

                      Williams Holdings of Delaware, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   General
-------------------------------------------------------------------------------

   Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the annual financial statements and notes thereto for Williams Holdings' 1996 Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors but include all adjustments, both normal recurring and others, which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

2.   Basis of presentation
-------------------------------------------------------------------------------

   On April 30, 1997, Williams Holdings and Northern Telecom (Nortel) combined their customer premise operations into a limited liability company, WilTel Communications, LLC (LLC) (see Note 3). Williams Communications Group's revenues and operating profit amounts for the three and six months ended June 30, 1997, include the operating results of the LLC beginning May 1, 1997.

   Williams Energy Group is comprised of four units. Field Services includes Williams Holdings' natural gas gathering and processing activities previously reported in Williams Field Services Group. Merchant Services includes Williams Holdings' energy commodity trading and price-risk management activities previously reported in Williams Energy Services. Certain natural gas and natural gas liquids marketing operations formerly reported in Williams Field Services Group are also included in Merchant Services. Petroleum Services includes Williams Holdings' interstate petroleum products pipeline, ethanol-producing facilities and petroleum terminals previously reported in Williams Pipe Line. Exploration & Production includes exploration for and production of hydrocarbons previously reported as a component of Williams Field Services Group. Williams Communications Group is a combination of WilTel and WilTech Group, previously reported separately. Certain revenues and operating profit amounts for the three and six months ended June 30, 1996, and cash flow amounts for the six months ended June 30, 1996, have been reclassified to conform to current-year classifications for these reorganizations and certain other matters.

3.   Acquisition
-------------------------------------------------------------------------------

   On April 30, 1997, Williams Holdings and Nortel combined their customer premise equipment sales and service operations into a limited liability company, WilTel Communications, LLC. In addition, Williams Holdings paid $68 million to Nortel. Williams Holdings has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination and, beginning May 1, 1997, has included the results of operations of the acquired company in Williams Holdings' Consolidated Statement of Income. Accordingly, the acquired assets and liabilities, including $150 million in long-term debt, have been recorded based on an allocation of the purchase price, with substantially all of the cost in excess of historical carrying values allocated to goodwill. The goodwill will be amortized using the straight line method over approximately 25 years.

   Williams Holdings recorded the 30 percent reduction in its operations contributed to the LLC as a sale to the minority shareholders of the LLC. Williams Holdings recognized a gain of $44.5 million based on the fair value of its operations contributed to the LLC. Income taxes were not provided on the gain because the transaction did not affect the differences between the financial and tax bases of identifiable assets and liabilities.

   If the transaction occurred on January 1, 1996, Williams Holdings' unaudited pro forma revenues of Williams Holdings for the six months ended June 30, 1997 and 1996, would have been $1,412.6 million and $1,209.8 million, respectively. The pro forma effect of the transaction on Williams Holdings' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1996, or of future results of operations of the combined companies.

4.   Provision for income taxes
-------------------------------------------------------------------------------

The provision for income taxes includes:


                                   Three months                    Six months
                                      ended                          ended
(Millions)                           June 30,                      June 30,
-------------------------------------------------------------------------------
                                 1997      1996                1997      1996
-------------------------------------------------------------------------------
Current:
    Federal                   $  11.3   $  10.6             $  23.9   $  27.3
    State                         1.9       1.9                 4.7       4.4
-------------------------------------------------------------------------------
                                 13.2      12.5                28.6      31.7

Deferred:
    Federal                       6.0       6.0                10.7      12.3
    State                         1.9       1.3                 3.7       3.8
-------------------------------------------------------------------------------
                                  7.9       7.3                14.4      16.1
-------------------------------------------------------------------------------

Total provision               $  21.1   $  19.8             $  43.0   $  47.8
===============================================================================

   The effective income tax rate in 1997 is significantly less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in the second quarter (see Note 3) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

   The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, both 1996 periods include recognition of favorable adjustments totaling $3 million related to research credits.

   Cash payments, net of refunds, to Williams and certain taxing authorities for income taxes for the six months ended June 30, 1997 and 1996, are $28 million and $245 million, respectively.

5.  Sale of receivables
-------------------------------------------------------------------------------

   In January 1997, Williams Holdings sold certain receivables under a new revolving receivables facility with a limit of $200 million. As of June 30, 1997, Williams Holdings has sold $159.8 million under this facility. The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard has not had a material impact on Williams Holdings' consolidated results of operations, financial position or cash flows.

6.  Long-term debt
-------------------------------------------------------------------------------

Long-term debt consists of the following amounts:

                                  Weighted
                                  average
                                  interest    June 30,     December 31,
(Millions)                         rate*       1997          1996
----------------------------------------------------------------------

Williams Holdings of
   Delaware, Inc.
      Revolving credit
          loans                     6.1%    $    575.0    $  500.0
      Debentures, 6.25%,
          payable 2006              4.6          248.8       248.8
      Notes, 6.4% - 6.91%,
          payable 1998
          through 2002              6.8          205.6        --
Williams Pipe Line
      Notes, 8.95% and
          9.78%, payable
          through 2001              9.4          100.0       100.0
Williams Energy Ventures
      Adjustable rate notes        --             --          25.6
WilTel Communications,
   LLC
      Note, 6.19%,
           payable 1997             6.2          150.0        --
Other, payable through 1999         8.0            4.9         5.7
----------------------------------------------------------------------
                                               1,284.3       880.1
Current portion of long-term debt                (13.1)      (19.7)
----------------------------------------------------------------------
                                            $  1,271.2    $  860.4
======================================================================

*At June 30, 1997, including the effects of interest-rate swap.

   At June 30, 1997, Williams Holdings and Williams Pipe Line participated in Williams' $1 billion credit agreement. Williams Holdings' and Williams Pipe Line's maximum borrowing availability, subject to borrowings by other affiliated companies, was $600 million and $100 million, respectively. Interest rates varied with current market conditions. The available amount under the credit agreement at June 30, 1997, was $125 million.

   Subsequent to June 30, 1997, Williams, Williams Holdings, WilTel Communications, LLC (see Note 3), Williams Pipe Line and other affiliates entered into a new $1 billion bank-credit agreement, replacing the previous agreement. Under the new agreement, the LLC, Williams Pipe Line and other affiliates have access to varying amounts of the facility, while Williams (parent) and Williams Holdings (parent) have access to all unborrowed amounts. Interest rates vary with current market conditions.

   In July 1997, Williams Holdings finalized a commercial paper program backed by a new $500 million short-term bank-credit facility and issued $250 million under this program. Interest rates vary with current market conditions.

   For financial statement reporting purposes at June 30, 1997, a current debt obligation of $150 million has been classified as a non-current obligation based on Williams Holdings' intent and ability to refinance on a long-term basis. At June 30, 1997, the amount available on the existing credit agreement of $125 million and the subsequent increase in availability as noted above are sufficient to complete this refinancing.

   Cash payments for interest (net of amounts capitalized) for the six months ended June 30, 1997 and 1996, are $27 million and $12 million, respectively, including payments to Williams and affiliates of $3 million in both 1997 and 1996, respectively.

7.  Related party transactions
-------------------------------------------------------------------------------

   Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. Investing income includes $8.7 million and $7.9 million for the three months ended June 30, 1997 and 1996, respectively, and $16.4 million and $16.8 million for the six months ended June 30, 1997 and 1996, respectively, from advances to affiliates.

   William Holdings' subsidiaries have transactions primarily with the following affiliates: Northwest Pipeline, Williams Natural Gas, Transcontinental Gas Pipe Line and Texas Gas Transmission. Merchant Services' revenues include natural gas sales to affiliates of $110.9 million and $125.2 million for the three months ended June 30, 1997 and 1996, respectively, and $216.4 million and $269 million for the six months ended June 30, 1997 and 1996, respectively. Merchant Services also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $11 million and $43.2 million for the three months ended June 30, 1997 and 1996, respectively, and $40.4 million and

$106.1 million for the six months ended June 30, 1997 and 1996, respectively. These sales and costs are included in Merchant Services' revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

8.  Contingent liabilities and commitments
-------------------------------------------------------------------------------

Rate and regulatory matters

   Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $286 million at June 30, 1997. As a result of various Federal Energy Regulatory Commission (FERC) rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

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

   The Field Services unit of Williams Energy Group has recorded an aggregate liability of approximately $14 million, representing the current estimate of their future environmental and remediation costs, including approximately $5 million relating to former Williams Natural Gas facilities.

Other legal matters

   In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams Holdings believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), has indicated its intent to seek review of the Court of Appeals decision. In the event that further review is denied, the district court will be in the position to hear the defendants' affirmative defenses against the Tribe's claims.

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

   In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy Company, formerly supplied natural gas and fuel oil to the Facility. As of June 30, 1997, HFMC had current outstanding receivables from the Partnership of approximately $20 million, all of which have been reserved. A Plan of Reorganization (the Plan) acceptable to most creditors and the debtor has been filed with the court. Under the Plan, all litigation involving HFMC will be fully settled, and a net payment in some amount to HFMC is possible. It is not possible to predict with certainty whether the Plan as filed will be approved or the amount of any such payment to HFMC.

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


9.  Adoption of accounting standards
-------------------------------------------------------------------------------

   The Financial Accounting Standards Board has issued two new accounting standards, FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosures about Segments of an Enterprises and Related Information," effective for fiscal years beginning after December 15, 1997. The disclosure requirements will not impact Williams Holdings' results of operations or financial position. Williams Holdings has not yet determined if it will adopt either standard early.


                                    ITEM 2.
                       Management's Narrative Analysis of
                           the Results of Operations


Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

   FIELD SERVICES' revenues increased $74.4 million, or 32 percent, due primarily to higher natural gas liquids sales of $31 million, the passthrough of $12 million higher operating costs to customers and higher condensate revenues of $8 million. In addition, gathering revenues increased $21 million as a result of an 18 percent increase in gathering volumes following the transfer of Williams Natural Gas gathering assets to Field Services in the fourth quarter of 1996. Natural gas liquids revenues increased due to a 29 percent increase in volumes combined with higher average natural gas liquids prices. Costs and operating expenses increased $61 million, or 46 percent, due primarily to higher fuel and replacement gas purchases, costs and expenses associated with the gathering assets transferred to Field Services from Williams Natural Gas and higher operating costs passed through to customers. Other income--net in 1996 includes a $3 million environmental remediation accrual. Operating profit increased $14.7 million, or 21 percent, due primarily to higher natural gas liquids volumes, the transfer of Williams Natural Gas gathering assets to Field Services, a $2 million business interruption insurance estimate adjustment in 1997 and the effect of the 1996 environmental remediation accrual, partially offset by higher gathering fuel and replacement gas purchases.

   MERCHANT SERVICES' revenues decreased $65.9 million, or 53 percent, and costs and operating expenses decreased $57 million, or 85 percent, due primarily to the 1997 reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously reported in Field Services (see
Note 2). In addition, revenues decreased due to lower physical trading margins as a result of decreased price volatility, slightly offset by higher price-risk management revenues and increased natural gas trading volumes. Operating profit decreased $15.9 million, or 42 percent, due primarily to the decrease in net revenues and the expense of expansion of business growth platforms.

   PETROLEUM SERVICES' revenues increased $15.6 million, or 6 percent, due primarily to a $19 million increase in product sales from transportation activities, partially offset by a decrease in average transportation rates. Costs and operating expenses increased $19 million, or 10 percent, due primarily to the increase in product sales. Operating profit decreased $7.1 million, or 16 percent, due primarily to lower average transportation rates, higher operating expenses within the products pipeline business and the impact of a $2 million favorable insurance settlement in 1996.

   EXPLORATION & PRODUCTION'S revenues increased $29 million, or 87 percent, due primarily to higher average natural gas sales prices for company-owned production and from the marketing of Williams Coal Seam Gas Royalty Trust (Royalty Trust) natural gas and a 14 percent increase in company-owned production volumes. Costs and operating expenses increased $16 million, or 53 percent, due primarily to increased Royalty Trust natural gas purchase prices, higher operating expenses associated with increased production activities and increased taxes other than income. Operating profit increased $14.9 million, from a $200,000 loss in 1996, due primarily to the increase in average natural gas prices and company-owned production volumes sold, partially offset by higher operating expenses and dry hole costs.

   WILLIAMS COMMUNICATIONS GROUP'S revenues increased $273.6 million, or 91 percent, to $575.7 million due primarily to acquisitions which contributed revenues of approximately $200 million, including $125 million from the acquisition of the customer premise equipment sales and service operations of Northern Telecom (Nortel). Additionally, increased business activity in the customer premise equipment sales and service operations resulted in a $38 million revenue increase in new systems sales and a $21 million increase in existing system enhancement revenues. The number of ports in service at June 30, 1997, more than doubled as compared to June 30, 1996, due primarily to the acquisition of Nortel. Fiber billable minutes from occasional service increased 81 percent. Dedicated service voice-grade equivalent miles at June 30, 1997, increased 46 percent as compared with June 30, 1996. Costs and operating expenses increased $202 million, or 88 percent, and selling, general and administrative expenses increased $75 million, or 110 percent, due primarily to the acquired operations, the overall increase in business activity and higher expenses for developing advanced network applications. The increase in selling, general and administrative expenses also reflects the commitment by management to expand the infrastructure of this business for future growth. Operating profit decreased $2.6 million, or 67 percent, to $1.3 million due primarily to the expense of developing the infrastructure and integrating the most recent acquisitions.

   INTEREST ACCRUED increased $17.4 million, or 122 percent, due primarily to higher borrowings under the bank-credit facility. Interest capitalized increased $2.9 million, from $1.2 million in 1996, due primarily to capital expenditures for Williams Communications Group's fiber-optic network. For information concerning the 1997 gain on sale of interest in subsidiary see Note
3. The minority interest in income of consolidated subsidiaries is related primarily to the 30 percent interest held by WilTel Communications, LLC's minority shareholders (see Note 3). The effective income tax rate in 1997 is significantly less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 3) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments of $3 million related to research credits.

                           PART II. OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (a) The exhibits listed below are filed as part of this report:

                          Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

                 (b) During the second quarter of 1997, Williams Holdings did not file a Form 8-K.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WILLIAMS HOLDINGS OF DELAWARE, INC.
                                          -------------------------------------
                                          (Registrant)






                                           /s/ Gary R. Belitz
                                          -------------------------------------
                                          Gary R. Belitz
                                          Controller
                                          (Duly Authorized Officer and
                                            Principal Accounting Officer)



August 14, 1997

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

  12           Computation of Ratio of Earnings to Fixed Charges

  27           Financial Data Schedule
