Form 10-Q
period 1997-09-30
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1997-11-14
CIK 947779

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                                ----------------------------------------------

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number                       000-20555
                       -------------------------------------------------------



                       WILLIAMS HOLDINGS OF DELAWARE, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                              73-1455707
-------------------------------------    -------------------------------------
       (State of Incorporation)          (IRS Employer Identification Number)

          ONE WILLIAMS CENTER
            TULSA, OKLAHOMA                            74172
-------------------------------------    -------------------------------------
(Address of principal executive office)              (Zip Code)

Registrant's telephone number:                 (918) 588-2000
                                         -------------------------------------


                                    NO CHANGE
------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

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

    The number of shares of the registrant's Common Stock outstanding at November 14, 1997, was 1,000, all of which are owned by The Williams Companies, Inc.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                                      INDEX


Part I.  Financial Information                                                             Page
                                                                                           ----
     Item 1.  Financial Statements


        Consolidated Statement of Income--Three Months and Nine Months Ended
           September 30, 1997 and 1996                                                        2


        Consolidated Balance Sheet--September 30, 1997 and December 31, 1996                  3


        Consolidated Statement of Cash Flows--Nine Months Ended
           September 30, 1997 and 1996                                                        4

        Notes to Consolidated Financial Statements                                            5


     Item 2.  Management's Narrative Analysis of the Results of Operations                    9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                               11

        Exhibit 12--Computation of Ratio of Earnings to Fixed Charges


Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Williams Holdings of Delaware, Inc. believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in the Williams Holdings of Delaware, Inc.'s Annual Report on Form 10-K.

                       Williams Holdings of Delaware, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                                                            (Millions)
                                                                        -------------------------------------------------
                                                                          Three months ended         Nine months ended
                                                                             September 30,             September 30,
                                                                        -----------------------   -----------------------
                                                                           1997         1996         1997         1996
                                                                        ----------   ----------   ----------   ----------
Revenues (Note 7):
   Williams Energy Group:
     Field Services                                                     $    146.8   $    114.6   $    452.2   $    345.6
     Merchant Services                                                        15.5         57.0         73.9        181.3
     Petroleum Services                                                      139.5        114.4        397.1        356.4
     Exploration & Production                                                 32.1         19.5         94.5         52.9
   Williams Communications Group (Note 3)                                    413.7        189.0        989.4        491.1
   Other                                                                       8.9         12.1         28.0         37.3
   Intercompany eliminations                                                 (44.6)       (63.8)      (158.7)      (167.3)
                                                                        ----------   ----------   ----------   ----------
     Total revenues                                                          711.9        442.8      1,876.4      1,297.3
                                                                        ----------   ----------   ----------   ----------

Profit-center costs and expenses (Note 7):
   Costs and operating expenses                                              504.4        299.0      1,291.5        861.6
   Selling, general and administrative expenses                              141.7         76.6        358.6        211.4
   Other income--net                                                          (5.8)        (1.9)        (7.3)        (2.7)
                                                                        ----------   ----------   ----------   ----------
     Total profit-center costs and expenses                                  640.3        373.7      1,642.8      1,070.3
                                                                        ----------   ----------   ----------   ----------

Operating profit:
   Williams Energy Group:
     Field Services                                                           35.1         37.5        120.5        108.2
     Merchant Services                                                         6.8         15.1         28.6         52.8
     Petroleum Services                                                       27.2         14.4         63.1         57.4
     Exploration & Production                                                  5.4          (.7)        20.1          (.9)
   Williams Communications Group (Note 3)                                     (5.2)         2.1         (3.9)         6.0
   Other                                                                       2.3           .7          5.2          3.5
                                                                        ----------   ----------   ----------   ----------
     Total operating profit                                                   71.6         69.1        233.6        227.0

Allocated parent company expenses                                             (6.1)        (4.4)       (15.0)       (13.6)
Interest accrued (Note 7)                                                    (19.8)        (9.1)       (51.4)       (23.3)
Interest capitalized                                                           3.0           .9          7.1          2.1
Investing income (Note 7)                                                     11.8         10.1         33.3         29.7
Gain on sale of interest in subsidiary (Note 3)                                 --           --         44.5           --
Minority interest in income of consolidated subsidiaries (Note 3)             (4.4)          --         (9.5)          --
Other income (expense)--net                                                   (5.8)         2.3        (11.5)        (1.8)
                                                                        ----------   ----------   ----------   ----------
Income before income taxes                                                    50.3         68.9        231.1        220.1
Provision for income taxes (Notes 3 and 4)                                    19.0         17.9         62.0         65.7
                                                                        ----------   ----------   ----------   ----------
Net income                                                              $     31.3   $     51.0   $    169.1   $    154.4
                                                                        ==========   ==========   ==========   ==========



                             See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                                 (Millions)
                                                                           --------------------------
                                                                           September 30, December 31,
                                                                                1997         1996
                                                                           ------------- ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $     76.4   $     44.4
   Receivables:
     Trade (Note 5)                                                               823.6        852.9
     Affiliates                                                                    47.0         71.9
   Inventories                                                                    154.8        101.0
   Commodity trading assets                                                       165.3        147.2
   Deferred income taxes - affiliates                                              73.3         66.7
   Other                                                                           61.2         69.4
                                                                             ----------   ----------
     Total current assets                                                       1,401.6      1,353.5

Due from parent                                                                   207.0        151.4

Investments                                                                       938.5        743.3

Property, plant and equipment, at cost                                          3,741.7      3,251.0
Less accumulated depreciation and depletion                                      (822.8)      (710.6)
                                                                             ----------   ----------
                                                                                2,918.9      2,540.4

Goodwill and other intangible assets--net (Note 3)                                437.0        198.1
Non-current commodity trading assets                                              100.6         93.0
Other assets and deferred charges                                                  87.1         84.2
                                                                             ----------   ----------
     Total assets                                                            $  6,090.7   $  5,163.9
                                                                             ==========   ==========



LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Notes payable (Note 6)                                                    $    414.1   $       --
   Accounts payable:
     Trade                                                                        556.8        550.6
     Affiliates                                                                    78.9         53.4
   Accrued liabilities                                                            369.5        331.7
   Commodity trading liabilities                                                  167.4        137.9
   Long-term debt due within one year (Note 6 )                                    28.8         19.7
                                                                             ----------   ----------
     Total current liabilities                                                  1,615.5      1,093.3

Long-term debt (Note 6)                                                           845.1        860.4
Deferred income taxes - affiliates                                                463.0        395.9
Non-current commodity trading liabilities                                         192.9        201.2
Other liabilities                                                                 150.8        123.1
Minority interest in consolidated subsidiaries (Note 3)                           105.9          7.2

Contingent liabilities and commitments (Note 8)

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares authorized and outstanding               --           --
   Capital in excess of par value                                               1,720.2      1,705.0
   Retained earnings                                                              828.0        673.2
   Net unrealized gain on non-current marketable securities                       169.3        104.6
                                                                             ----------   ----------
     Total stockholder's equity                                                 2,717.5      2,482.8
                                                                             ----------   ----------
     Total liabilities and stockholder's equity                              $  6,090.7   $  5,163.9
                                                                             ==========   ==========


                             See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                     (Millions)
                                                                           -------------------------------
                                                                           Nine months ended September 30,
                                                                           -------------------------------
                                                                                1997           1996
                                                                           --------------   --------------
OPERATING ACTIVITIES:
Net income                                                                   $      169.1   $      154.4
Adjustments to reconcile to cash provided from operations:
   Depreciation, depletion and amortization                                         138.2          100.0
   Provision for deferred income taxes                                               23.0           39.7
   Minority interest in income of consolidated subsidiaries                           9.5             --
   Gain on sale of interest in subsidiary                                           (44.5)            --
   Changes in receivables sold                                                      166.9             --
   Changes in receivables                                                            16.8          (43.2)
   Changes in inventories                                                           (28.9)          (2.4)
   Changes in other current assets                                                    5.8          (13.2)
   Changes in accounts payable                                                       (4.6)          38.9
   Changes in accrued liabilities                                                   (58.5)         (69.1)
   Changes in receivables/payables with affiliates                                   50.8          (14.7)
   Changes in current commodity trading assets and liabilities                       11.4          (20.5)
   Changes in non-current commodity trading assets and liabilities                  (15.8)         (35.9)
   Other, including changes in non-current assets and liabilities                     4.3           (4.6)
                                                                             ------------   ------------
      Net cash provided by operating activities                                     443.5          129.4
                                                                             ------------   ------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                      423.4           10.0
   Payments of notes payable                                                       (170.9)            --
   Proceeds from long-term debt                                                     458.6          407.0
   Payments of long-term debt                                                      (465.1)         (12.8)
   Dividends paid to parent                                                         (14.3)         (10.2)
   Other--net                                                                        10.8           (1.4)
                                                                             ------------   ------------
      Net cash provided by financing activities                                     242.5          392.6
                                                                             ------------   ------------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                         (484.8)        (264.8)
      Proceeds from dispositions                                                     68.4           15.8
   Acquisition of businesses, net of cash acquired                                  (80.4)         (94.1)
   Income tax and other payments related to discontinued operations                 (11.6)        (261.2)
   Purchase of investments/advances to affiliate                                   (109.4)         (55.1)
   Changes in advances to parent company                                            (55.6)         125.1
   Other--net                                                                        19.4            8.5
                                                                             ------------   ------------
      Net cash used by investing activities                                        (654.0)        (525.8)
                                                                             ------------   ------------
      Increase (decrease) in cash and cash equivalents                               32.0           (3.8)

Cash and cash equivalents at beginning of period                                     44.4           29.5
                                                                             ------------   ------------
Cash and cash equivalents at end of period                                   $       76.4   $       25.7
                                                                             ============   ============






                             See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  General


     Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the annual financial statements and notes thereto for Williams Holdings' 1996 Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors but include all adjustments, both normal recurring and others, which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

2.  Basis of presentation


     On April 30, 1997, Williams Holdings and Northern Telecom (Nortel) combined their customer premise operations into a limited liability company, WilTel Communications, LLC (LLC) (see Note 3). Williams Communications Group's revenues and operating profit amounts for 1997 include the operating results of the LLC beginning May 1, 1997.

     Williams Energy Group is comprised of four units. Field Services includes Williams Holdings' natural gas gathering and processing activities previously reported in Williams Field Services Group. Merchant Services includes Williams Holdings' energy commodity trading and price-risk management activities previously reported in Williams Energy Services. Certain natural gas and natural gas liquids marketing operations formerly reported in Williams Field Services Group are also included in Merchant Services. Petroleum Services includes Williams Holdings' interstate petroleum products pipeline, ethanol-producing facilities and petroleum terminals previously reported in Williams Pipe Line. Exploration & Production includes exploration for and production of hydrocarbons previously reported as a component of Williams Field Services Group. Certain revenues and operating profit amounts for the three and nine months ended September 30, 1996, and cash flow amounts for the nine months ended September 30, 1996, have been reclassified to conform to current-year classifications for these reorganizations and certain other matters.

3.  Acquisition


     On April 30, 1997, Williams Holdings and Nortel combined their customer premise equipment sales and service operations into a limited liability company, WilTel Communications, LLC. In addition, Williams Holdings paid $68 million to Nortel. Williams Holdings has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination and, beginning May 1, 1997, has included the results of operations of the acquired company in Williams Holdings' Consolidated Statement of Income. Accordingly, the acquired assets and liabilities, including $150 million in debt obligations, have been recorded based on an allocation of the purchase price, with substantially all of the cost in excess of historical carrying values allocated to goodwill. The goodwill will be amortized using the straight line method over approximately 25 years.

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

     If the transaction occurred on January 1, 1996, Williams Holdings' unaudited pro forma revenues for the nine months ended September 30, 1997 and 1996, would have been $2,124.5 million and $1,837.5 million, respectively. The pro forma effect of the transaction on Williams Holdings' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1996, or of future results of operations of the combined companies.

4.  Provision for income taxes


The provision for income taxes includes:

                      Three months          Nine months
                         ended                 ended
(Millions)           September 30,         September 30,
                   -----------------     ----------------
                    1997       1996       1997      1996
                   ------     ------     ------    ------
Current:
    Federal        $  8.9     $  4.6     $ 32.8    $ 31.9
    State             1.5      (10.3)       6.2      (5.9)
                   ------     ------     ------    ------
                     10.4       (5.7)      39.0      26.0

Deferred:
    Federal           6.9       19.0       17.6      31.3
    State             1.7        4.6        5.4       8.4
                   ------     ------     ------    ------
                      8.6       23.6       23.0      39.7
                   ------     ------     ------    ------

Total provision    $ 19.0     $ 17.9     $ 62.0    $ 65.7
                   ======     ======     ======    ======


     The effective income tax rate for the three months ended September 30, 1997, is greater than the federal statutory rate due primarily to the effects of state income taxes, partially offset by the effects of income tax credits from coal-seam gas production.

     The effective income tax rate for the nine months ended September 30, 1997, is significantly less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in the second quarter (see Note 3) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

     The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. Both 1996 periods include approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995. In addition, the nine months ended September 30, 1996, includes recognition of favorable adjustments totaling $3 million related to research credits.

     Cash payments, net of refunds, to Williams and certain taxing authorities for income taxes for the nine months ended September 30, 1997 and 1996, are $29 million and $279 million, respectively.

5.  Sale of receivables


     In January 1997, Williams Holdings sold certain receivables under a new revolving receivables facility with a limit of $200 million. As of September 30, 1997, Williams Holdings has sold $166.9 million under this facility. The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard has not had a material impact on Williams Holdings' consolidated results of operations, financial position or cash flows.

6.  Debt and banking arrangements


Notes payable

     In July 1997, Williams Holdings entered into a commercial paper program backed by a new $500 million short-term bank-credit facility. At September 30, 1997, $414 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

Debt

-----------------------------------------------------------------------------
                                      Weighted
                                      average
                                      interest  September 30,  December 31,
(Millions)                            rate(*)       1997         1996
-----------------------------------------------------------------------------
Williams Holdings of
   Delaware, Inc.
      Revolving credit loans           6.3%       $200.0        $500.0
      Debentures, 6.25%,
          payable 2006                 4.8         248.9         248.8
      Notes, 6.4% - 6.91%,
          payable 1998
          through 2002                 6.7         205.6            --
Williams Pipe Line
      Notes, 8.95% and
          9.78%, payable
          through 2001                 9.4          90.0         100.0
Williams Energy Ventures
      Adjustable rate notes,
      payable through 2002              --            --          25.6
WilTel Communications, LLC
      Revolving credit
           loans                       6.0         125.0            --
Other, payable through 1999            7.9           4.4           5.7
-----------------------------------------------------------------------------
                                                   873.9         880.1
Current portion of long-term debt                  (28.8)        (19.7)
-----------------------------------------------------------------------------
                                                  $845.1        $860.4
-----------------------------------------------------------------------------

(*) At September 30, 1997, including the effects of interest-rate swap.

     In September 1997, Williams and certain of its consolidated subsidiaries initiated a restructuring of its debt portfolio. In conjunction with this restructuring Williams Pipe Line has notified lenders of its intention to call its notes subsequent to September 30, 1997. Williams Pipe Line will pay $96 million to redeem its outstanding notes totaling $90 million, resulting in an estimated extraordinary loss of $4 million (net of a $2 million benefit for income taxes). Williams Holdings will issue new debt securities or utilize the bank-credit agreement, noted below, to finance the transaction.

     In July 1997, Williams, Williams Holdings, WilTel Communications, LLC, Williams Pipe Line and other affiliates entered into a new $1 billion bank-credit agreement, replacing the previous agreement. Under this agreement, the LLC and Williams Pipe Line have access to varying amounts of the facility, while Williams (parent) and Williams Holdings (parent) have access to all unborrowed amounts. Interest rates vary with current market conditions. Subsequent to September 30, 1997, Williams Pipe Line elected to withdraw as a borrower under the agreement. Amounts available to the remaining parties did not change.

     For financial statement purposes at September 30, 1997, current debt obligations of $90 million have been classified as non-current obligations based on Williams Holdings' intent and ability to refinance them on a long-term basis. At September 30, 1997, the amount available on the existing credit agreement of $468 million is sufficient to complete this refinancing.

     Cash payments for interest (net of amounts capitalized) for the nine months ended September 30, 1997 and 1996, are $50 million and $28 million, respectively, including payments to Williams and affiliates of $5 million in both 1997 and 1996, respectively.

7.  Related party transactions


     Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. Investing income includes $8.4 million and $7 million for the three months ended September 30, 1997 and 1996, respectively, and $24.8 million and $23.8 million for the nine months ended September 30, 1997 and 1996, respectively, from advances to affiliates.

     William Holdings' subsidiaries have transactions primarily with the following affiliates: Northwest Pipeline, Williams Natural Gas, Transcontinental Gas Pipe Line and Texas Gas Transmission. Merchant Services' revenues include natural gas sales to affiliates of $92.3 million and $71.2 million for the three months ended September 30, 1997 and 1996, respectively, and $308.7 million and $340.2 million for the nine months ended September 30, 1997 and 1996, respectively. Merchant Services also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $15.1 million and $19.2 million for the three months ended September 30, 1997 and 1996, respectively, and $55.5 million and $125.3 million for the nine months ended September 30, 1997 and 1996, respectively. These sales and costs are included in Merchant Services' revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

8.  Contingent liabilities and commitments


Rate and regulatory matters

     Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $307 million at September 30, 1997. As a result of various Federal Energy Regulatory Commission (FERC) rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

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

     The Field Services unit of Williams Energy Group has recorded an aggregate liability of approximately $13 million, representing the current estimate of their future environmental and remediation costs, including approximately $5 million relating to former Williams Natural Gas facilities.

Other legal matters

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams Holdings believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. In the event that further review is denied, the district court will be in the position to hear the defendants' affirmative defenses against the Tribe's claims.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers, which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. Six of the eight lawsuits have been settled for cash payments aggregating approximately $9 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under FERC Order 636. In one of the two remaining cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay to a producer damages of $14.5 million plus $3.8 million in attorneys fees. The trial judge deferred entering judgement pending mediation. In the other remaining case, a producer has asserted damages, including interest calculated through December 31, 1996, of approximately $6 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of FERC Order 528.

     In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy Company, formerly supplied natural gas and fuel oil to the Facility. Pursuant to a court-approved Plan of Reorganization, all litigation involving HFMC has been fully settled and HFMC received $6.3 million from the bankruptcy estate, leaving it with approximately $14 million of outstanding receivables, all of which have been fully reserved.

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

9.  Adoption of accounting standards


     The Financial Accounting Standards Board has issued two new accounting standards, FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. While Williams Holdings has certain comprehensive income items, adopting these pronouncements will not materially change Williams Holdings financial reporting and disclosures. Williams Holdings has not yet determined if it will adopt either standard early.

                                     ITEM 2.
                       Management's Narrative Analysis of
                            the Results of Operations


Nine Months Ended September 30, 1997 vs. Nine
Months Ended September 30, 1996

     FIELD SERVICES' revenues increased $106.6 million, or 31 percent, due primarily to $52 million higher natural gas liquids sales, a $34 million increase in gathering revenues, the pass through of $11 million higher operating costs to customers and higher condensate revenues of $9 million. Natural gas liquids revenues increased due to a 47 percent increase in volumes combined with an increase in average natural gas liquids prices. Gathering revenues increased as a result of a 21 percent increase in gathering volumes following the transfer of Williams Natural Gas (a wholly-owned subsidiary of Williams Holdings' parent) gathering assets to Field Services in the last half of 1996. Costs and operating expenses increased $91 million, or 46 percent, due primarily to higher fuel and replacement gas purchases, costs and expenses associated with the gathering assets transferred to Field Services from Williams Natural Gas and $11 million higher operating costs passed through to customers. Other income--net in 1996 includes a $3 million environmental remediation accrual offset by a $3 million gain from the sale of a small gathering system in the Texas panhandle. Operating profit increased $12.3 million, or 11 percent, due primarily to $21 million from higher natural gas liquids volumes, the transfer of Williams Natural Gas gathering assets to Field Services and an 8 percent increase in processing volumes, partially offset by $16 million from lower per-unit liquids margins and higher gathering fuel and replacement gas purchases.

     MERCHANT SERVICES' revenues decreased $107.4 million, or 59 percent, and costs and operating expenses decreased $87 million, or 90 percent, due primarily to the 1997 reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously reported in Field Services (see Note
2). In addition, revenues decreased an additional $20 million, due primarily to lower price-risk management revenues and physical trading margins as a result of decreased price volatility. Increases in both physical trading and notional natural gas volumes of 12 percent and 52 percent, respectively, and increased petroleum products trading volumes partially offset this decrease. Operating profit decreased $24.2 million, or 46 percent, due primarily to the decrease in net revenues and the expenses associated with expansion of business growth platforms, partially offset by a $6.3 million recovery of an account previously considered a bad debt.

     PETROLEUM SERVICES' revenues increased $40.7 million, or 11 percent, due primarily to a $27 million increase in product sales from transportation activities and a $15 million increase in ethanol sales, slightly offset by a decrease in average transportation rates. Ethanol sales increased as a result of 15 percent higher sales volumes, partially offset by lower average sales prices. Ethanol production was reduced during the second half of 1996 due to unfavorable market conditions. Costs and operating expenses increased $32 million, or 12 percent, due primarily to the increase in ethanol production and product sales. Operating profit increased $5.7 million, or 10 percent, due primarily to $11 million from increased ethanol sales volumes and per-unit margins, in addition to improved product terminalling operations resulting from the August 1996 acquisition of eight petroleum products terminals. These increases were partially offset by lower average transportation rates and the impact of favorable insurance settlements of $3 million in 1996.

     EXPLORATION & PRODUCTION'S revenues increased $41.6 million, or 79 percent, due primarily to higher average natural gas sales prices for company-owned production and from the marketing of Williams Coal Seam Gas Royalty Trust (Royalty Trust) natural gas and a 24 percent increase in company-owned production volumes. Costs and operating expenses increased $23 million, or 45 percent, due primarily to higher Royalty Trust natural gas purchase prices and increased production activities. Operating profit increased $21 million from a $900,000 loss in 1996 to a $20.1 million operating profit in 1997, due primarily to the increase in average natural gas prices and company-owned production volumes, partially offset by higher expenses associated with increased activity levels.

     WILLIAMS COMMUNICATIONS GROUP'S revenues increased $498.3 million, or 101 percent, to $989.4 million due primarily to acquisitions which contributed revenues of approximately $400 million, including approximately $300 million from the acquisition of the customer premise equipment sales and services operations of Northern Telecom (Nortel). Additionally, increased business activity in enterprise network solutions resulted in a $47 million revenue increase in new system sales and a $27 million increase in existing system enhancement revenues. The number of ports in service at September 30, 1997, more than doubled as compared to September 30, 1996, due primarily to the Nortel acquisition. Fiber billable minutes from occasional service increased 63 percent. Dedicated service voice-grade equivalent miles at September 30, 1997, increased 36 percent as compared with September 30, 1996. Costs and operating expenses increased $371 million, or 99 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and increased depreciation associated with added capacity. Selling, general and administrative expenses increased $139 million, or 127 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and expanding the infrastructure of this business for future growth. Operating profit decreased $9.9 million from a $6 million operating profit in 1996 to a $3.9 million operating loss in 1997, due primarily to the expense of developing the infrastructure along with integrating the most recent acquisitions, partially offset by improved earnings from enterprise network solutions including the impact of the Nortel acquisition.

     INTEREST ACCRUED increased $28.1 million, or 121 percent, due primarily to higher borrowings under the bank-credit facility. Interest capitalized increased $5 million, from $2.1 million in 1996, due primarily to capital expenditures for Williams Communications Group's fiber-optic network. For information concerning the 1997 gain on sale of interest in subsidiary see Note 3. The minority interest in income of consolidated subsidiaries is related primarily to the 30 percent interest held by WilTel Communications, LLC's minority shareholders (see
Note 3). Other income (expense)--net in 1997 includes $6.5 million of expenses related to the sale of receivables under a new revolving receivables program which began in 1997. Other income (expense)--net in 1996 includes a $3.5 million gain on the sale of an airplane. The effective income tax rate in 1997 is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 3) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and recognition of favorable adjustments totaling $9 million related to research credits and state income tax adjustments related to 1995. Partially offsetting these were the effects of state income taxes.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  The exhibits listed below are filed as part of this report:

                 Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

        (b) During the third quarter of 1997, Williams Holdings did not file a Form 8-K.

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



                                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                                       -------------------------------------
                                       (Registrant)



                                       Gary R. Belitz
                                       -------------------------------------
                                       Gary R. Belitz
                                       Controller
                                       (Duly Authorized Officer and
                                          Principal Accounting Officer)



November 14, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
   12            Computation of Ratio of Earnings to Fixed Charges
   27            Financial Data Schedule
