Form 10-K405
period 1997-12-31
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1998-03-30
CIK 947779

================================================================================

                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-20555

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       73-1455707
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)
            ONE WILLIAMS CENTER
              TULSA, OKLAHOMA                                      74172
  (Address of principal executive offices)                       (Zip Code)

              Registrant's telephone number, including area code:
                                 (918) 588-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $1.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of the registrant's Common Stock outstanding at March 30, 1998, was 1,000 Shares, all of which are owned by The Williams Companies, Inc.

     The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Williams Holdings of Delaware, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1994. The principal executive offices of the Company are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone
(918) 588-2000). Unless the context otherwise requires, references to the "Company" herein include subsidiaries of the Company. The Company is a wholly owned subsidiary of The Williams Companies, Inc. ("Williams").

     On November 24, 1997, Williams announced that it had entered into a definitive merger agreement to acquire MAPCO Inc. ("MAPCO") in a stock-for-stock transaction based upon a fixed exchange ratio of 1.665 shares of Williams' Common Stock and .555 associated preferred stock purchase rights (adjusted to reflect the Company's two-for-one stock split on December 29, 1997) for each share of MAPCO Common Stock and associated preferred stock purchase rights. Williams' and MAPCO's shareholders approved actions necessary to complete the transaction at special stockholder meetings on February 26, 1998. See Note 18 to Notes to Consolidated Financial Statements. The Federal Trade Commission announced on March 27, 1998, that it would allow the parties to consummate the transaction, and the parties closed the transaction on March 28, 1998.

     MAPCO is a Tulsa, Oklahoma-based diversified energy company. Subsidiaries of MAPCO engage in the transportation by pipeline of natural gas liquids ("NGLs"), anhydrous amonia, crude oil, and refined petroleum products; the transportation by truck and rail of NGLs and refined petroleum products; the refining of crude oil; the marketing and trading of NGLs, refined petroleum products and crude oil; NGL storage; and the marketing of motor fuel and merchandise through convenience store operations. MAPCO's subsidiary, Mid-America Pipeline Company, owns and operates 7,668 miles of pipeline and related pumping, metering, and storage facilities. Subsidiaries of MAPCO also own and operate two petroleum products refineries, one in Alaska, which markets approximately 44,000 barrels of refined products per day in Alaska, Canada, and the Pacific Rim, and one in Tennessee, which markets approximately 110,000 barrels of refined products per day. MAPCO's subsidiary, Thermogas Company, is the fourth largest propane marketer in the United States and sells propane in 18 states to more than 350,000 customers. Its MAPCO Express subsidiaries operate approximately 230 convenience stores and travel centers primarily in Tennessee and Alaska. MAPCO also owns subsidiaries providing fleet operators with motor fuel and data management and providing energy-related information services. MAPCO also holds equity investments in other businesses.

     Management believes the acquisition furthers its strategy of seeking growth through strategic acquisitions and alliances and that MAPCO's assets and operations complement the Company's existing lines of business. Following the acquisition, Williams intends to transfer MAPCO and its subsidiaries to the Company, and the Company will operate the MAPCO businesses through Williams Energy Group.

     On January 5, 1998, the Williams' three-year non-compete agreement resulting from the 1995 sale of the network services operations of its telecommunications subsidiary expired, and Williams Communications Group, Inc., a subsidiary of the Company, announced plans to re-enter the long-distance telecommunications market as a provider of wholesale communications services over an 18,000-mile network expected to be in operation by the beginning of 1999.

     In April 1997, the Company merged its wholly owned subsidiary, Williams Telecommunications Systems, Inc. with Nortel Communications Systems, Inc., which was a wholly owned subsidiary of Northern Telecom, Inc. The Company holds a 70 percent interest in the newly formed entity, Williams Communications Solutions, LLC. See Note 2 of Notes to Consolidated Financial Statements.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The Company, through subsidiaries, engages in natural gas gathering, processing, and treating activities; the transportation and terminaling of petroleum products; hydrocarbon exploration and production activities; the production and marketing of ethanol; and energy commodity marketing and trading and provides a variety of other products and services, including price risk management services, to the energy industry. The Company also engages in the communications business. In 1997, the Company's energy subsidiaries owned and operated: (i) natural gas production properties; (ii) natural gas gathering and processing facilities; (iii) a common carrier petroleum products and crude oil pipeline system; (iv) petroleum products terminals; and (v) ethanol production facilities. The Company's communications subsidiaries offer: (i) data-, voice- and video-related products and services; (ii) advertising distribution services;
(iii) video services and other multimedia services for the broadcast industry;
(iv) enhanced facsimile and audio- and videoconferencing services for businesses; (v) customer-premise voice and data equipment, including installation, maintenance, and integration; and (vi) network integration and management services nationwide. The Company also has investments in the equity of certain other companies.

     Substantially all operations of the Company are conducted through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative, and other services for its subsidiaries. The Company's principal sources of cash are from external financings, dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered and interest payments from subsidiaries on cash advances. The amount of dividends available to the Company from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. The terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to the Company.

WILLIAMS ENERGY GROUP (WILLIAMS ENERGY)

     In 1996, the Company reorganized its energy operations under a newly created, wholly owned subsidiary, Williams Energy Group, and began reporting such operations for financial reporting purposes on this basis in the fourth quarter of 1996.

     Williams Energy is comprised of four major business units: Exploration and Production, Field Services, Petroleum Services, and Energy Marketing and Trading. Through its business units, Williams Energy engages in energy production and exploration activities; natural gas gathering, processing, and treating; petroleum liquids transportation and terminal services; ethanol production; and energy commodity marketing and trading.

     Williams Energy, through its subsidiaries, owns 600 Bcf* of proved natural gas reserves located primarily in the San Juan Basin of Colorado and New Mexico and owns or operates approximately 7,500 miles of gathering pipelines (including certain gathering lines owned by an affiliate but operated by Field Services), 10 gas treating plants, 10 gas processing plants, 53 petroleum products terminals, and approximately 9,100 miles of liquids pipeline. Physical and notional volumes marketed and traded by Williams Energy's Energy Marketing and Trading unit approximated 11,018 TBtu equivalents in 1997. In support of its power marketing activities, Williams Energy acquired a cogeneration plant in Hazleton, Pennsylvania, in 1997 and also owns a cogeneration plant in northwestern New Mexico. These facilities add approximately 113 megawatts of capacity to its portfolio. Williams Energy, through its subsidiaries, employs approximately 2,800 employees.

     Revenues and operating profit for Williams Energy by business unit are reported in the Consolidated Financial Statements herein.

     A business description of each of Williams Energy's business units follows.

---------------

* The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "Btu" means British Thermal Unit, "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units. The term "Dth" means dekatherm. The term "Mbbl" means one thousand barrels. The term "GWh" means gigawatt hour.

EXPLORATION AND PRODUCTION

     Williams Energy, through its wholly owned subsidiary Williams Production Company (Williams Production), owns and operates producing natural gas leasehold properties in the United States. In addition, Williams Production is actively exploring for oil and gas.

     Oil and gas properties. Exploration and production properties are located primarily in the Rocky Mountains and Gulf Coast areas. Rocky Mountain properties are located in the San Juan Basin in New Mexico and Colorado, in Wyoming, and in Utah. Gulf Coast properties include North Louisiana, the Houma Embayment and Transition Zone in Southern Louisiana, Pinnacle Reef play in East Texas, Sligo and Wilcox trends in South Texas, and offshore Gulf of Mexico.

     Gas Reserves. As of December 31, 1997, 1996, and 1995, Williams Production had proved developed natural gas reserves of 362 Bcf, 323 Bcf, and 292 Bcf, respectively, and proved undeveloped reserves of 238 Bcf, 208 Bcf, and 222 Bcf, respectively. Of Williams Production's total proved reserves, 89 percent are located in the San Juan Basin of Colorado and New Mexico. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. As of December 31, 1997, the gross and net developed leasehold acres owned by Williams Production totaled 268,331 and 115,728 respectively, and the gross and net undeveloped acres owned were 447,458 and 121,351 respectively. As of such date, Williams Production owned interests in 3,113 gross producing wells (558 net) on its leasehold lands. The following tables summarize drilling activity for the periods indicated:

                      1997 WELLS                        GROSS     NET
                      ----------                        -----    -----
Development
  Drilled.............................................   198     32.6
  Completed...........................................   198     32.6
Exploration
  Drilled.............................................    12      4.6
  Completed...........................................     9      2.8

                      COMPLETED                         GROSS     NET
                        DURING                          WELLS    WELLS
                      ---------                         -----    -----
  1997................................................   207       35
  1996................................................    65       11
  1995................................................    61       22

     The majority of Williams Production's gas production is currently being sold in the spot market at market prices. Total net production sold during 1997, 1996, and 1995 was 37.1 Bcf, 31.0 Bcf, and 30.0 Bcf, respectively. The average production costs, including production taxes, per Mcf of gas produced were $.42, $.23, and $.23, in 1997, 1996, and 1995, respectively. The average wellhead sales price per Mcf was $1.62, $.98, and $.88, respectively, for the same periods. Net production sold and average production costs for 1996 and 1995 have been restated to include net profits volumes not previously reported.

     In 1993, Williams Production conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Williams subsequently sold Trust Units to the public in an underwritten public offering. Williams Holdings owns 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Production information reported herein includes Williams Production's interest in such Units.

FIELD SERVICES

     Williams Energy, through Williams Field Services Group, Inc. and its subsidiaries (Field Services), owns and operates natural gas gathering, processing, and treating facilities located in northwestern New Mexico, southwestern Colorado, southwestern Wyoming, northwestern Oklahoma, southwestern Kansas, and also in areas offshore and onshore in Texas and Louisiana. Field Services also operates gathering facilities that are owned by Transcontinental Gas Pipe Line Corporation (Transco), an affiliated company, and that are currently regulated by the FERC. In February 1996, Field Services and Transco filed applications with FERC to spindown all of Transco's gathering facilities to Field Services. FERC subsequently denied the request in September 1996. Field Services and Transco sought rehearing in October 1996. In August 1997, Field Services and Transco filed a second request for expedited treatment of the rehearing request. FERC has yet to rule on this request for rehearing.

     Expansion Projects. Field Services continued to expand its operations in the gulf coast region during 1997 primarily through the Mobile Bay Project. During the year, Field Services obtained a life-of-reserves commitment from SOCO Offshore to anchor the construction of the Field Services' facilities required to gather and process near the Outer Continental Shelf. These committed reserves along with existing production from the Mobile Bay area will more than adequately supply this plant, scheduled to begin operations in early 1999. In addition, Field Services has acquired the remaining 50 percent interest in the 500 MMcfd Cameron Meadows processing plant in south Texas, has reached an agreement to partner in a 200 MMcfd processing plant in Louisiana, and finalized construction plans for a deep water gathering line to Green Canyon Federal Block 205 off Transco's Southeast Louisiana gathering system where planned capacity is expected to reach 90 MMcfd in the fourth quarter of 1998.

     Customers and Operations. Facilities owned and operated by Field Services consist of approximately 7,500 miles of gathering pipelines, 4 gas treating plants and 10 gas processing plants (one of which is partially owned). The aggregate daily inlet capacity is approximately 3.9 Bcf of gas. Gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 1997, Field Services gathered natural gas for 176 customers. The two largest gathering customers accounted for approximately 29 percent and 11 percent respectively of total gathered volumes. During 1997, Field Services processed natural gas for a total of 130 customers. The largest customer accounted for approximately 24 percent of total processed volumes. No other customer accounted for more than 10 percent of gathered or processed volumes. Field Services' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Field Services.

     Operating Statistics. The following table summarizes gathering, processing, and natural gas liquid sales volumes for the periods indicated:

                                                              1997     1996     1995
                                                              -----    -----    -----
Gas volumes (TBtu, except liquids sales):
  Gathering.................................................  1,170    1,119      810
  Processing................................................    520      484      406
  Natural gas liquid sales (millions of gallons)............    551      403      284

PETROLEUM SERVICES

     Williams Energy, through wholly owned subsidiaries in its Petroleum Services unit, owns and operates a petroleum products and crude oil pipeline system, two ethanol production plants (one of which is partially owned), and petroleum products terminals and provides services and markets products related thereto.

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

     At December 31, 1997, the system traversed approximately 7,100 miles of right-of-way and included approximately 9,100 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 77 pumping stations, 23 million barrels of storage capacity, and 40 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank cars. The maximum number of barrels which the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Because the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated.

     An affiliate of Williams Pipe Line, Longhorn Enterprises of Texas, Inc. ("LETI"), owns a 31.5 percent interest in Longhorn Partners Pipeline, LP, a joint venture formed to construct and operate a refined products pipeline from Houston to El Paso, Texas. The pipeline is expected to commence operations in 1998. Williams Pipe Line will design, construct, and operate the pipeline, and LETI has irrevocably committed to contribute $87.4 million to the joint venture in 1998.

     Operating Statistics. The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                         1997       1996       1995
                                                        -------    -------    -------
Shipments (thousands of barrels):
  Refined products:
     Gasolines........................................  132,428    134,296    125,060
     Distillates......................................   71,694     68,628     61,238
     Aviation fuels...................................   10,557     11,189     12,535
     LP-Gases.........................................   13,322     15,618     12,839
     Lube extracted fuel oil..........................    7,471      8,555      4,462
     Crude oil........................................       31        891        860
                                                        -------    -------    -------
          Total Shipments.............................  235,503    239,177    216,994
                                                        =======    =======    =======
Daily average (thousands of barrels)..................      645        655        595
Average haul (miles)..................................      259        259        269
Barrel miles (millions)...............................   61,086     61,969     58,326

     Environmental regulations and changing crude supply patterns continue to affect the refining industry. The industry's response to environmental regulations and changing supply patterns will directly affect volumes and products shipped on the Williams Pipe Line system. Environmental Protection Agency ("EPA") regulations, driven by the Clean Air Act, require refiners to change the composition of fuel manufactured. A pipeline's ability to respond to the effects of regulation and changing supply patterns will determine its ability to maintain and capture new market shares. Williams Pipe Line has successfully responded to changes in diesel fuel composition and product supply and has adapted to new gasoline additive requirements. Reformulated gasoline regulations have not yet significantly affected Williams Pipe Line. Williams Pipe Line will continue to attempt to position itself to respond to changing regulations and supply patterns but cannot predict how future changes in the marketplace will affect its market areas.

     Ethanol. Williams Energy, through its wholly owned subsidiary Williams Energy Ventures, Inc. (WEV), is engaged in the production and marketing of ethanol. WEV owns and operates two ethanol plants of which corn is the principal feedstock. The Pekin, Illinois, plant, which WEV purchased in 1995, has an annual production capacity of 100 million gallons of fuel-grade and industrial ethanol and also produces various coproducts. The Aurora, Nebraska, plant (in which WEV owns a 74.68 percent interest) began operations in November 1995 and has an annual production capacity of 30 million gallons. WEV also markets ethanol produced by third parties.

     The sales volumes set forth below include ethanol produced by third parties as well as by WEV for the periods indicated:

                                                          1997       1996       1995
                                                         -------    -------    ------
Ethanol sold (thousands of gallons)....................  145,612    119,800    53,500
Coproducts sold (thousands of tons)....................      494        398       159

     Terminals and Services. Williams Energy, through its subsidiary WEV, operates petroleum products terminals in the western and southeastern United States and provides services including performance additives and ethanol blending. In September 1996, WEV acquired a 45.5 percent interest in eight petroleum products terminals located in the southeast United States. In 1997, these terminals loaded approximately 17.3 million barrels of refined products. In December 1997, WEV acquired a terminal in Dallas, Texas. The preceding volume data do not reflect activity at this terminal.

ENERGY MARKETING AND TRADING

     Williams Energy, through subsidiaries, primarily Williams Energy Services Company and its subsidiaries ("WESCO"), is a national energy services provider that buys, sells, and transports a full suite of energy commodities, including natural gas, electricity, refined products, natural gas liquids, crude oil, and liquefied natural gas, on a wholesale and retail level, serving over 3,500 companies. In addition, WESCO offers a comprehensive array of price-risk management products and services and capital services to the diverse energy industry.

     WESCO markets natural gas throughout North America and grew its total volumes (physical and notional) to an average of 22.3 Bcf per day in 1997. The core of WESCO's business has traditionally been the Gulf Coast and eastern regions, using the pipeline systems owned by the Company, but also includes marketing on approximately 50 non-Williams' pipelines. During 1997, approximately one-third of WESCO's volumes were from the Mid-Continent region, up from 10 percent in 1996. WESCO's natural gas customers include producers, industrials, local distribution companies, utilities, and other marketers.

     During 1997, WESCO also marketed refined products, natural gas liquids, crude, and liquefied natural gas with total volumes (physical and notional) averaging 1,208.2 Mbbl per day. WESCO's acquisition in 1997 of the wholesale propane business of Level Energy significantly enhanced its natural gas liquids marketing effort.

     WESCO entered the power marketing and trading business in 1996. During 1997, WESCO marketed 8.3 GWh per hour (physical and notional) of electricity.

     WESCO provides price-risk management services through a variety of financial instruments including forwards, futures, and option and swap agreements related to various energy commodities. Through its energy capital services, WESCO provides participants in both the upstream and downstream portions of the energy industry with capital for energy-related projects including acquisitions of proved reserves and related drilling projects.

     During 1997, WESCO has continued to develop its retail energy services group through acquisitions and alliances. As part of that strategy, WESCO acquired Utility Management Corporation, an energy management services and marketing company in the southeastern United States, serving small- to mid-sized commercial, industrial, and municipal customers. WESCO also has signed a letter of intent with GPU Advanced Resources to form an alliance which will serve markets in six mid-Atlantic states.

     Operating Statistics. The following table summarizes operating profit and marketing volumes for the periods indicated:

                                                              1997     1996     1995
                                                             ------    -----    -----
Average marketing volumes (physical and notional):
  Natural gas (Bcfd)......................................     22.3     15.9     10.2
  Refined products, natural gas liquids, crude (MBpd).....    1,208      384       19
  Electricity (GWh/hr)....................................      8.3      0.5       --

REGULATORY MATTERS

     Field Services. In May 1994, after reviewing its legal authority in a Public Comment Proceeding, FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline-affiliated gathering and processing companies are outside its authority under the Natural Gas Act. An appellate court has affirmed FERC's determination and the U.S. Supreme Court has denied requests for certiorari. As a result of these FERC decisions, some of the individual states in which Field Services conducts its operations have considered whether to impose regulatory requirements on gathering companies. Kansas, Oklahoma, and Texas currently regulate gathering activities using complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement. Other states may also consider whether to impose regulatory requirements on gathering companies.

     Petroleum Services. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable and nondiscriminatory rates, to file its tariffs with FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to FERC and to submit to examination of its records by the audit staff of FERC. Authority to regulate rates, shipping rules, and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by FERC. The Department of Transportation, as authorized by the 1995 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws applicable to intrastate pipelines.

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

     Energy Marketing and Trading. Management believes that WESCO's activities are conducted in substantial compliance with the marketing affiliate rules of FERC Order 497. Order 497 imposes certain nondiscrimination, disclosure, and separation requirements upon interstate natural gas pipelines with respect to their natural gas trading affiliates. WESCO has taken steps to ensure it does not share employees with affiliated interstate natural gas pipelines and does not receive information from such affiliates that is not also available to unaffiliated natural gas trading companies.

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

     Energy Marketing and Trading. Williams Energy's energy marketing and trading operations directly compete with large independent energy marketers, marketing affiliates of regulated pipelines and utilities, electric wholesalers and retailers, and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

OWNERSHIP OF PROPERTY

     The majority of Williams Energy's ownership interests in exploration and production properties are held as working interests in oil and gas leaseholds.

     Williams Energy's gathering and processing facilities are owned in fee. Gathering systems are constructed and maintained pursuant to rights-of-way, easements, permits, licenses, and consents on and across properties owned by others. The compressor stations and gas processing and treating facilities are located in whole or in part on lands owned by subsidiaries of Williams Energy or on sites held under leases or permits issued or approved by public authorities.

     Williams Energy's petroleum pipeline system is owned in fee. However, a substantial portion of the system is operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses, or consents on and across properties owned by others. The terminals, pump stations, and all other facilities of the system are located on lands owned in fee or on lands held under long-term leases, permits, or contracts. Management believes that the system is in such a condition and maintained in such a manner that it is adequate and sufficient for the conduct of business.

     The primary assets of Williams Energy's energy marketing and trading unit are its term contracts, employees, and related systems and technological support.

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

     The EPA has named Williams Pipe Line as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. The EPA placed this site on the National Priorities List in July 1990. In April 1991, Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994, concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells. Williams Pipe Line completed monitoring in the second quarter of 1997 and has submitted a report of results to the EPA. Management believes no significant additional expenditures will be required for investigation and follow-up at this site.

WILLIAMS COMMUNICATIONS GROUP, INC. (WILLIAMS COMMUNICATIONS)

     As of December 31, 1997, Williams Communications has organized its operating companies into three business units: Solutions, which provides customer-premise voice and data equipment, including installation, integration, and maintenance; Network, which operates the Company's fiber optic network; and Applications, which provides video services and other multimedia services for the broadcast industry; advertising distribution; business television applications; and audio- and videoconferencing services and enhanced facsimile services for businesses. Management believes that the new structure will better position it to provide total enterprise network solutions and superior customer service. In addition, management believes this structure will facilitate growth and diversification while recognizing the convergence of customers, markets and product offerings of its communications entities. In Canada, Solutions operates through its subsidiary, WilTel Communications (Canada), Inc. In late 1997, Williams Communications announced plans to sell its product and content training services business, Williams Learning Network, Inc. See Note 5 to Notes to Consolidated Financial Statements.

     Williams Communications and its subsidiaries own an approximately 11,000-mile communications network (with an additional 21,000-route miles planned or under construction), maintain 155 offices primarily across North America but also in London, Singapore, and Australia, service approximately 133,000 customer sites with approximately 11 million customer ports. In addition, Williams Communications owns or manages five teleports in the United States and has rights to capacity on domestic and international satellite transponders. Williams Communications employed approximately 8,000 employees as of December 31, 1997.

     Consolidated revenues by business unit and operating profit/loss for Williams Communications were as follows for 1997 (dollars in millions):

Revenues:
  Solutions................................................  $1,206.5
  Network..................................................      43.0
  Applications.............................................     222.4
  Eliminations.............................................     (26.6)
                                                             --------
  Total....................................................  $1,445.3
                                                             ========
Operating loss.............................................  $  (55.7)
                                                             ========

     The revenues for the Solutions business unit include only eight months of revenues resulting from the merger, which is discussed below, with Nortel Communications Systems, Inc., effective April 30, 1997. The operating loss includes $49.8 million in fourth quarter charges related to the previously noted decision to sell the learning content business and the write-down of assets and the development costs associated with certain advanced applications.

     A business description of each of Williams Communications' business units follows.

SOLUTIONS

     The Solutions unit of Williams Communications provides data, voice and video communications products and services to customers in the United States and Canada. In April 1997, Williams Communications merged its wholly owned subsidiary, Williams Telecommunications Systems, Inc. with Nortel Communications Systems Inc., which was a wholly owned subsidiary of Northern Telecom, Inc. (Northern Telecom). Williams Communications holds a 70 percent interest in the newly formed entity, Williams Communications Solutions, LLC (WCS). Northern Telecom owns the remaining 30 percent. This merger effectively doubled the size of Williams Communications Solutions Customer premise and network solutions operations.

     Williams Communications, through subsidiaries including WCS, serves its customers through more than 120 sales and service locations throughout the United States, over 6,000 employees and over 2,200 stocked service vehicles. WCS employs more than 2,500 technicians and more than 700 sales representatives and sales support personnel to serve an estimated 133,000 commercial, governmental and institutional customer sites. WCS's customer base ranges from large, publicly-held corporations and the federal government to small privately-owned entities.

     WCS offers its customers a full array of data, multimedia, voice and video network interconnect products including digital key systems (generally designed for voice applications with fewer than 100 lines), private branch exchange (PBX) systems (generally designed for voice applications with greater than 100 lines), voice processing systems, interactive voice response systems, automatic call distribution applications, call accounting systems, network monitoring and management systems, desktop video, routers, channel banks, intelligent hubs and cabling. WCS's services also include the design, configuration and installation of voice and data networks and call centers and the management of customers' telecommunications operations and facilities. WCS's National Technical Resource Center provides customers with on-line order entry and trouble reporting services, advanced technical assistance and training. Other service capabilities include Local Area Network and PBX remote monitoring and toll fraud detection.

     Operating Statistics. The following table summarizes the results of operations for Williams Communications Solutions for the periods indicated (dollars and ports in millions):

                                                               1997      1996     1995
                                                             --------   ------   ------
Revenues...................................................  $1,206.5   $568.1   $494.9
Percentage of revenues by type of service:
  New system sales.........................................        52%      40%      34%
  System modifications.....................................        28       34       36
  Maintenance..............................................        19       24       25
  Other....................................................         1        2        2
Backlog....................................................  $  202.5   $112.2   $ 85.0
Total ports................................................      11.0      5.1      4.7

     A port is defined as an electronic address resident in a customer's PBX or key system that supports a station, trunk, or data port.

     In 1997, WCS derived approximately 47.8 percent of its revenues from its existing customer base and approximately 52.2 percent from the sale of new telecommunications systems. WCS's three largest suppliers accounted for approximately 86 percent of equipment sold in 1997. A single manufacturer, Northern Telecom, supplied 73 percent of all equipment sold. In this case, WCS is the largest independent distributor in the United States of certain of this company's products. About 63 percent of WCS's active customer base consists of this manufacturer's products. The distribution agreement with this supplier is scheduled to expire at the end of 2000. Management believes there is minimal risk as to the availability of products from suppliers.

NETWORK

     The Network unit of Williams Communications owns and operates an approximately 11,000-route mile communications network, which is restricted to multi-media applications, and is currently constructing an unrestricted network along a 1,600 mile route from Houston to Washington, D.C. in proximity to pipeline right-of-way owned by an affiliated company. Williams Communications, Inc., a subsidiary of Williams Communications, has entered into an exchange agreement with IXC Communications under which it will provide IXC Communications rights to use dark fiber along the Houston-to-Washington, D.C. route and obtain rights to use dark fiber along a 4,500-mile route from Los Angeles to New York, which IXC Communications is constructing. In addition, Williams Communications, Inc. also owns an interest in a joint venture constructing a 1,600-mile fiber optic network on a route connecting Portland, Salt Lake City, and Las Vegas, with a dark fiber agreement extending the network to Los Angeles. With these construction projects and dark fiber agreements and other projects, Williams Communications, Inc. anticipates having an 18,000-route mile fiber optic network in operation by the end of 1998. Williams Communications, Inc. has also signed an agreement to acquire a 350-mile fiber network in Florida and plans to construct additional fiber to connect the Florida network to its existing network in the southeastern United States, and to construct a new fiber route in the Midwestern United States from Chicago westward. The Network unit has ultimate plans for a 32,000-route mile network.

     Upon the expiration of the non-compete agreement related to the Company's 1995 sale of its network services operations on January 5, 1998, Williams Communications announced that it was re-entering the long-distance communications market as a wholesale provider of telecommunications services and had entered into a five-year, multimillion dollar agreement with U S WEST Communications Group to provide wholesale services using its fiber optic network. Williams Communications has also entered into an agreement with Concentric Network Corporation to provide wholesale communications services.

     During 1997, Williams Communications acquired Critical Technologies, Inc., a professional services company deriving revenue from integrating, designing, building, implementing, and maintaining large-scale business communications systems. In addition, Williams Communications acquired a 12.5 percent interest in Concentric Network Corporation, a provider of Internet protocol-based networking services for business and consumer markets.

APPLICATIONS

  Vyvx

     Vyvx, an unincorporated business unit of Williams Communications, Inc., offers broadcast-quality television and multimedia transmission services nationwide by means of Network's 11,000-mile multimedia network, five satellite uplink/downlink facilities and satellite capacity on 30 transponders. Vyvx owns 53 television switching centers, 20 sales and service locations in the United States, and sales and service offices in London, Singapore, and Australia. Vyvx primarily provides backhaul or point-to-point transmission of sports, news and other programming between two or more customer locations. With satellite facilities, Vyvx provides point-to-multipoint transmission service. Vyvx's customers include all of the major broadcast and cable networks. Vyvx is also engaged in the business of advertising distribution and is exploring other multimedia communication opportunities.

     Vyvx owns four teleports (including satellite earth station facilities) located near Atlanta, Denver, Los Angeles, and New York and operates a fifth teleport in Kansas City. Vyvx also owns assets for the distribution of television advertising, which provide connectivity and presence in more than 550 television broadcast stations around the country.

  Global Access

     Global Access, offers multi-point videoconferencing, audioconferencing and enhanced facsimile services as well as single point to multi-point business television services. Global Access enables Williams Communications to provide customers with integrated media conferences, bringing together voice, video and facsimile by utilizing Williams Communications's existing fiber-optic and satellite services.

     In March 1997, Global Access acquired Satellite Management, Inc., a U.S.-based satellite integrator for business television applications, interactive long distance learning, and corporate communications.

     In December 1996, Williams Communications announced the formation of The Business Channel, a joint venture with the Public Broadcast Service (PBS), to utilize Internet, video-on-demand, fiber-optic and satellite technologies to bring professional development and training services to the business community.

REGULATORY MATTERS

     The equipment WCS sells must meet the requirements of Part 68 of the Federal Communications Commission (FCC) rules governing the equipment registration, labeling and connection of equipment to telephone networks. WCS relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. These regulations have a minimal impact on WCS's operations.

     Williams Communications, Inc. is subject to FCC regulations as common carriers with regard to certain of their transmission services and are subject to the laws of certain states governing public utilities. An FCC rulemaking to eliminate domestic, common carrier tariffs has been stayed pending judicial review. In the interim, the FCC is requiring such carriers to operate under traditional tariff rules. Operations of intrastate microwave communications, satellite earth stations and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not significantly impact Williams Communications, Inc.'s operations. In 1997, the FCC began implementation of the Universal Service Fund contemplated in the Telecommunications Act of 1996. Williams Communications, Inc. is required to contribute to this fund based upon certain revenues. Although Williams Communications, Inc. intends to pass on such charges to its customers, FCC rulings raise questions about the right of companies like Williams Communications, Inc. to do so.

COMPETITION

     WCS has many competitors ranging from Lucent Technologies and the Regional Bell Operating Companies to small individually-owned companies that sell and service customer premise equipment.

Competitors include companies that sell equipment comparable or identical to that sold by WCS. There are virtually no barriers to entry into this market.

     Vyvx's video and multimedia transmission operations compete primarily with companies offering video or multimedia transmission services by means of satellite facilities and to a lesser degree with companies offering transmission services via microwave facilities or fiber-optic cable.

     Network faces existing competition from a number of large, well-established interexchange carriers, some with extensive fiber optic networks. Several other carriers are constructing or have plans to construct new fiber optic networks or are establishing networks based on dark fiber rights obtained from facilities-based carriers.

     Federal telecommunications reform legislation enacted in February 1996 is designed to increase competition both in the long distance market and local exchange market by significantly liberalizing current restrictions on market entry. In particular, the legislation establishes procedures permitting Regional Bell Operating Companies to provide long distance services including, but not limited to, video transmission services, subject to certain restrictions and conditions precedent. Moreover, electric and gas utilities may provide telecommunications services, including long distance services, through separate subsidiaries. The legislation also calls for elimination of federal tariff filing requirements and relaxation of regulation over common carriers. At this time, management cannot predict the impact such legislation may have on the operations of Williams Communications, Inc.

     In late 1997, a Federal District Court decision, which has been stayed pending appeal, invalidated provisions of the 1996 federal legislation. While legislation or rulings by appellate courts may overturn this lower court ruling, the Regional Bell Operating companies continue to seek regulatory approval to provide national long distance services. As courts or regulators remove restrictions on the Regional Bell Operating Companies, they will be both important potential customers and important potential competitors of Network.

OWNERSHIP OF PROPERTY

     Williams Communications owns part of its fiber-optic transmission facilities and leases the remainder. Approximately 11,000-route miles of its owned facilities are comprised of a single fiber, which is on a portion of the fiber optic network of WorldCom, Inc. ("WorldCom") and is restricted to multimedia content usage. Williams Communications retained this fiber when a predecessor of WorldCom purchased the Company's network services operations in 1995. Williams Communications and WorldCom are currently in litigation to clarify, among other things, whether the usage restriction would permit internet services and Williams Communications' right to purchase additional WorldCom fiber. Williams Communications carries signals by means of its own fiber-optics facilities, as well as carrying signals over fiber-optic facilities leased from third-party interexchange carriers and the various local exchange carriers. Williams Communications holds its satellite transponder capacity under various agreements. Williams Communications owns part of its teleport facilities and holds the remainder under either a management agreement or long-term facilities leases.

     Williams Network intends to obtain capacity primarily by means of the fiber optic networks Williams Communications is constructing or plans to construct or acquire, as well as acquiring dark fiber rights on fiber optic facilities of other carriers. Network obtains dark fiber rights in the form of the purchase or lease of "indefeasible rights of use" or "IRUs" in specific fiber strands. Purchased IRUs have many of the characteristics of ownership, including many of the associated risks, but the owner of the fiber optic cable retains legal title to the fibers.

ENVIRONMENTAL MATTERS

     Williams Communications is subject to federal, state, and local laws and regulations relating to the environmental aspects of its business. Management believes that Williams Communications' operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Communications.

                               OTHER INFORMATION

     The Company believes that it has adequate sources and availability of raw materials to assure the continued supply of its services and products for existing and anticipated business needs.

     At December 31, 1997, the Company had approximately 11,000 full-time employees, of whom approximately 2,000 were represented by unions and covered by collective bargaining agreements. The Company considers its relations with its employees to be generally good.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole relate to changes in general economic conditions in the United States; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; (ii) for the Company's regulated businesses, risks and uncertainties primarily relate to the impact of future federal and state regulations of business activities, including allowed rates of return and the resolution of other matters discussed herein; and (iii) risks and uncertainties associated with the Company's unregulated businesses primarily relate to energy prices and the ability of such entities to develop expanded markets and product offerings as well as their ability to maintain existing markets. It is also possible that certain aspects of the Company's businesses that are currently unregulated may be subject to both federal and state regulation in the future. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things. Further, gas prices, which directly impact transportation and gathering and processing throughput and operating profit, may fluctuate in unpredictable ways as may corn prices, which directly affect the Company's ethanol business. Factors impacting future results of the Company's communications business include successful completion of its network build, technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company has no significant foreign operations.

ITEM 2. PROPERTIES

     See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS

     For information regarding certain proceedings pending before federal regulatory agencies, see Note 17 of Notes to Consolidated Financial Statements. The Company is also subject to other ordinary routine litigation incidental to its businesses.

  Environmental matters

     Certain of the Company's subsidiaries have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, the Company does not believe that the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

     The Field Services unit of Williams Energy had recorded an aggregate liability of approximately $12 million, representing the current estimate of future environmental and remediation costs, including approximately $5 million relating to former facilities of an affiliate, Williams Gas Pipelines Central, Inc.

  Other legal matters

     Williams Communications owns one fiber, which is restricted to multimedia content usage, on a portion of the fiber optic network of WorldCom, Inc. ("WorldCom"). Williams Communications retained this fiber, along with an option to purchase additional fiber from WorldCom in connection with WorldCom's subsequent fiber builds, acquisitions, and expansions, when a predecessor of Worldcom purchased the Company's network services operations in 1995. On March 20, 1998, Williams Communications filed suit in Oklahoma District Court in Tulsa County against WorldCom claiming that WorldCom had failed to fulfill its obligations associated with the single fiber as well as a number of other obligations arising from the agreements entered into in 1995 in conjunction with the network services operations sale.

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of the Company, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On December 4, 1997, the Tenth Circuit Court of Appeals agreed to rehear the appeal.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, affiliates of the Company, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation, each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of the Company) have also been named as defendants in certain of these lawsuits. In one of the two remaining cases, a jury verdict found that Transcontinental Gas Pipe Line Corporation was required to pay $23.3 million including $3.8 million in attorneys' fees. Transcontinental Gas Pipe Line Corporation is considering an appeal. In the other remaining case, a producer has asserted damages, including interest calculated through December 31, 1996, of approximately $6 million.

  Summary

     While no assurances may be given, the Company does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon the Company's future financial position, results of operations or cash flow requirements.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1997, all of the outstanding shares of the Company's Common Stock were owned by Williams. The Company's Common Stock is not publicly traded, and there is no market for such shares.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 through F-8 of this report.

                                           1997        1996        1995        1994        1993
                                         --------    --------    --------    --------    --------
                                                                (MILLIONS)
Revenues.............................    $2,680.9    $1,841.3    $1,354.0    $1,264.3    $1,221.0
Income from continuing operations*...       197.8       228.7       211.8       125.5       152.3
Income from discontinued
  operations**.......................          --          --     1,018.8        94.0        46.4
Total assets.........................     6,704.3     5,163.9     4,232.8     3,440.1     2,989.4
Long-term debt.......................       780.3       860.4       273.9       507.0       229.4
Stockholder's equity.................     2,798.6     2,482.8     2,151.6     1,739.9     1,818.0

---------------

 * See Notes 2, 4 and 5 of Notes to Consolidated Financial Statements for discussion of the gain on sale of interest in subsidiary, significant asset sales and write-offs in 1997, 1996 and 1995. Income from continuing operations in 1994 includes a $22.7 million pre-tax gain from the sale of a portion of Williams Holdings' interest in Northern Border Partners, L.P. Income from continuing operations in 1993 includes a pre-tax gain of $51.6 million as a result of the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust.

** See Note 3 of Notes to Consolidated Financial Statements for discussion of the 1995 gain on the sale of discontinued operations. Amounts prior to 1995 reflect operating results of the network services' operations.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1997 vs. 1996

     ENERGY MARKETING & TRADING'S revenues decreased $125.3 million, or 48 percent, and costs and operating expenses decreased $141 million, or 93 percent, due primarily to the 1997 reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously not considered to be included in trading operations. Excluding this decrease, revenues increased $16 million due primarily to the initial income recognition from long-term electric power contracts, increased physical and notional natural gas volumes of 22 percent and 44 percent, respectively, and higher petroleum trading volumes, partially offset by lower natural gas trading margins as a result of decreased price volatility. Revenues also increased from project financing services for energy producers and the sale of excess transportation capacity.

     Operating profit increased $4.2 million, or 6 percent, due primarily to the $16 million increase in net revenues and a $6.3 million recovery of an account previously written off, largely offset by the expenses associated with expansion of business growth platforms.

     Energy Marketing & Trading's price-risk management and trading activities are subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, and credit risk. Energy Marketing & Trading manages risk by maintaining its portfolio within established trading policy guidelines.

     EXPLORATION & PRODUCTION'S revenues increased $47.7 million, or 58 percent, due primarily to higher average natural gas sales prices for company-owned production and from the marketing of Williams Coal Seam Gas Royalty Trust (Royalty Trust) natural gas, and a 21 percent increase in company-owned production volumes.

     Costs and operating expenses increased $23 million, or 32 percent, due primarily to higher Royalty Trust natural gas purchase prices, increased production activities and higher dry hole costs.

     Operating profit increased $27.5 million, from $2.8 million in 1996, due primarily to the increase in average natural gas prices and company-owned production volumes, partially offset by higher expenses associated with increased activity levels.

     FIELD SERVICES' revenues increased $107.8 million, or 22 percent, due primarily to higher natural gas liquids sales of $44 million, the receipt of $8 million of business interruption insurance proceeds related to a 1996 claim and higher gathering, processing and condensate revenues of $40 million, $5 million and $11 million, respectively. Natural gas liquids sales increased due to a 37 percent increase in volumes, slightly offset by lower average sales prices. Gathering revenues increased as a result of a 16 percent increase in volumes following the transfer of Williams Gas Pipelines Central (formerly Williams Natural Gas, a wholly-owned subsidiary of Williams Holdings' parent) gathering assets to Field Services in the last half of 1996.

     Costs and operating expenses increased $95 million, or 32 percent, due primarily to higher fuel and replacement gas purchases and costs and expenses associated with the gathering assets transferred to Field Services from Williams Gas Pipelines Central.

     Other (income) expense -- net for 1996 includes a $20 million gain from the property insurance coverage associated with construction of replacement gathering facilities and $6 million of gains from the sale of two small gathering systems, partially offset by $5 million of environmental remediation accruals.

     Operating profit decreased $7.9 million, or 5 percent, due primarily to the $12 million net lower impact of insurance recoveries between 1997 and 1996, $30 million from lower per-unit liquids margins, and higher gathering fuel and replacement gas purchases, significantly offset by $24 million from higher natural gas liquids volumes, the transfer of Williams Gas Pipelines Central gathering assets to Field Services and a 7 percent increase in processing volumes.

     PETROLEUM SERVICES' revenues increased $55.4 million, or 11 percent, due primarily to a $24 million increase in product sales from transportation activities and a $27 million increase in ethanol sales. Ethanol sales increased as a result of 22 percent higher sales volumes, partially offset by lower average ethanol sales prices. Ethanol production was reduced during the second half of 1996 due to unfavorable market conditions. Pipeline shipments and average rates were comparable to 1996.

     Costs and operating expenses increased $33 million, or 9 percent, due primarily to the increase in refined product sales and ethanol production, partially offset by lower corn costs.

     Operating profit increased $21.3 million, or 28 percent, due primarily to increased ethanol sales volumes and per-unit margins.

     COMMUNICATIONS' revenues increased $734 million, or 103 percent, due primarily to acquisitions which contributed revenues of approximately $650 million, including $536 million from the acquisition of the customer-premise equipment sales and services operations of Northern Telecom. Additionally, increased business activity resulted in a $119 million revenue increase in new system sales, partially offset by a $46 million decrease in system modification revenues. The number of ports in service at December 31, 1997, more than doubled as compared to December 31, 1996, due primarily to the Nortel acquisition. Fiber billable minutes from occasional service increased 47 percent. Dedicated service voice-grade equivalent miles at December 31, 1997, increased 26 percent as compared with December 31, 1996.

     Costs and operating expenses increased $550 million, or 102 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and increased depreciation associated with added capacity. Selling, general and administrative expenses increased $198 million, or 121 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and expanding the infrastructure of this business for future growth.

     Other (income) expense -- net includes $49.8 million of charges in 1997 related to the decision to sell the learning content business, and the write-down of assets and the development expenses associated with certain advanced applications.

     Operating profit decreased $62.3 million from a $6.6 million operating profit in 1996 to a $55.7 million operating loss in 1997, due primarily to the other expense charges of $49.8 million and the expense of developing infrastructure while integrating the most recent acquisitions, partially offset by improved operating profit from Communications Solutions including the impact of the Nortel acquisition.

     GENERAL CORPORATE EXPENSES increased $7.4 million, or 39 percent, due primarily to costs related to the pending MAPCO acquisition and a higher cost allocation percentage from Williams resulting from the combination of customer-premise equipment sales and service operations with Nortel and an increased level of other operations. Interest accrued increased $37.8 million, or 107 percent, due primarily to higher borrowing levels including increased borrowing under the $1 billion bank-credit facility and commercial paper program, partially offset by a lower average interest rate. The lower average interest rate reflects lower rates on new 1997 borrowings as compared to previously outstanding borrowings. Interest capitalized increased $8.4 million, from $3.5 million in 1996, due primarily to capital expenditures for Communications' fiber-optic network. Investing income increased $11 million, or 28 percent, due primarily to interest earned on increased advances to Williams. For information concerning the 1997 gain on sale of interest in subsidiary, see
Note 2. The 1996 gain on sales/exchange of assets -- net results from the sale of certain communication rights (see Note 5). The minority interest in income of consolidated subsidiaries in 1997 is related primarily to the 30 percent interest held by Williams Communications Solutions, LLC's minority shareholder (see Note 2). The $16.7 million unfavorable change in other expense -- net in 1997 is due primarily to $9.2 million of costs associated with Williams Holdings' sales of receivables program started in 1997 and the effect of $5 million of reserve reversals in 1996.

     The provision for income taxes on continuing operations decreased $7 million, or 8 percent. The effective income tax rate in 1997 is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 2) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. The effective tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from research activities and coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable state income tax adjustments of $6 million.

     The 1997 extraordinary loss results from the early extinguishment of debt (see Note 7).

  1996 vs. 1995

     ENERGY MARKETING & TRADING'S revenues increased $107.6 million, or 70 percent, due primarily to higher natural gas and gas liquids marketing, price-risk management activities and petroleum product marketing of $77 million, $24 million and $18 million, respectively, partially offset by lower contract origination revenues of $10 million. Natural gas and gas liquids marketing revenues increased due to higher marketing volumes and prices. In addition, net physical trading revenues increased $3 million, due to a 19 percent increase in natural gas physical trading volumes from 754 TBtu to 896 TBtu, largely offset by lower physical trading margins.

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

     EXPLORATION & PRODUCTION'S revenues increased $19.5 million, or 31 percent, due primarily to higher revenues from the marketing of production from the Royalty Trust and increased production revenues of

$9 million and $8 million, respectively. The increase in marketing revenues reflects both increased volumes and higher average gas prices. The increase in production revenues reflects higher average gas prices.

     Costs and operating expenses increased $18 million due primarily to higher Royalty Trust natural gas purchase costs. Other (income) expense -- net in 1995 includes an $8 million loss accrual for a future minimum price natural gas commitment.

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

     Other (income) expense -- net for 1996 includes a $20 million gain from the property insurance coverage associated with construction of replacement gathering facilities and $6 million of gains from the sale of two small gathering systems, partially offset by $5 million of environmental remediation accruals. Other (income) expense -- net for 1995 includes $20 million in operating profit from a favorable resolution of contingency issues involving previously regulated gathering and processing assets.

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

     COMMUNICATIONS' revenues increased $172.4 million, or 32 percent, due primarily to the 1996 acquisitions which contributed revenues of $95 million. Additionally, increased business activity resulted in a $36 million revenue increase in new systems sales and a $16 million increase in digital fiber television services. The number of ports in service at December 31, 1996, increased 8 percent and billable minutes from occasional service increased 16 percent. Dedicated service voice-grade equivalent miles at December 31, 1996, decreased 6 percent as compared with December 31, 1995, which in part reflects a shift to occasional service.

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

     GENERAL CORPORATE EXPENSES increased $5.8 million, or 44 percent, due primarily to a higher cost allocation percentage from Williams resulting from an increased level of operations. Interest accrued decreased $5.6 million, or 14 percent, due primarily to Williams' May 1, 1995, assumption of approximately $770 million of Transco Energy's outstanding debt previously assumed by Williams Holdings as a result of the Transco Energy acquisition, substantially offset by higher Williams Holdings' borrowing levels. Interest capitalized decreased $6.3 million, or 64 percent, due primarily to lower capital expenditures for gathering and processing facilities. Investing income decreased $35.7 million, or 47 percent, due primarily to lower interest earned on decreased advances to Williams and the effects of a $15 million dividend in 1995 from Texasgulf Inc. (sold in 1995) and $5 million of dividends in 1995 on Williams common stock held by Williams Holdings (see Note 4). The 1996 gain on sales/exchange of assets -- net results from the sale of certain communications rights (see Note
5). The 1995 gain on sales/exchange of assets -- net includes a $12.6 million pre-tax loss on the sale of the 15 percent interest in Texasgulf Inc., a $25.4 million pre-tax gain recognized as a result of the exchange of Williams common stock for Williams convertible debentures and warrants to purchase Williams common stock, and a $10.8 million pre-tax gain from the sale of Williams Holdings' remaining investment in Williams common stock (see Notes 4 and 5). The 1995 write-off of project costs results from the cancellation of an underground coal gasification project in Wyoming (see Note 5). Other expense -- net in 1996 includes expenses of international activities offset by $5 million of reserve reversals. Other expense -- net in 1995 includes approximately $5 million of dividends from Transco Energy's preferred and minority interest common stockholders and $4 million related to the wind down of Transco Energy's corporate activities.

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

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams Holdings considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities and its commercial paper program, which can be utilized without limitation under existing loan covenants. In July 1997, Williams entered into a new $1 billion bank-credit facility, replacing its previous bank-credit facility. Under the new agreement, Williams Holdings has access to the entire $1 billion facility, subject to borrowing by other affiliated companies. Previously, Williams Holdings had access to $700 million under the facility. At December 31, 1997, Williams Holdings has access to $154 million of liquidity including $132 million available under the $1 billion bank-credit facility. This compares to $210 million at December 31, 1996, and $550 million at December 31, 1995. During 1997, Williams Holdings entered into a commercial paper program backed by $650 million of new short-term bank-credit facilities. At December 31, 1997, $645 million of commercial paper was outstanding under the program.

     In addition, Williams Holdings and its subsidiaries had net amounts receivable from Williams totaling $231 million at December 31, 1997, excluding parent company debentures with a face value of $360 million (see Note 4), compared to $124 million at December 31, 1996, and $151 million at December 31, 1995. The increase in amounts receivable from Williams at December 31, 1997 from December 31, 1996, reflects additional advances to the parent under Williams' cash-management system, primarily due to proceeds from Williams Holdings' commercial paper program.

     Williams Holdings believes its parent can meet its cash needs. Williams has access to $155 million of liquidity at December 31, 1997, including $132 million available under its $1 billion bank-credit facility previously discussed, as compared to $550 million and $656 million at December 31, 1996 and 1995, respectively. The decrease at December 31, 1997, was temporary because it was due in part to additional borrowings under the bank-credit facility to provide interim financing related to Williams' debt restructuring program which began in September 1997. In January and February 1998, Williams issued approximately $1 billion additional debt securities pursuant to the restructuring program and repaid a significant portion of the $1 billion bank-credit facility, thus increasing its liquidity available to meet cash needs.

     In April 1997, Williams Holdings filed a $350 million registration statement with Securities and Exchange Commission and subsequently issued $180 million of medium-term notes. In September 1997, Williams Holdings filed an additional registration statement to increase its total shelf financing availability to $820 million. Williams Holdings also uses short-term uncommitted bank lines to manage liquidity. Williams Holdings believes any additional financing arrangements can be obtained on reasonable terms if required.

     Williams Holdings had a net working-capital deficit of $401 million at December 31, 1997, compared with working capital of $260 million at December 31, 1996. The decrease in the working-capital at December 31, 1997, as compared to prior year-end is primarily a result of short-term borrowings under the commercial paper program. Williams Holdings manages its borrowings to keep cash and cash equivalents at a minimum and has relied on bank-credit facilities to provide flexibility for its cash needs.

     During 1998, Williams Holdings expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of the available portion of the $1 billion bank-credit facility and commercial paper, short-term uncommitted bank lines, advances from its parent or debt offerings.

  Operating Activities

     Cash provided by operating activities was: 1997 -- $492 million;
1996 -- $149 million; and 1995 -- $77 million. The increase in cash provided by operating activities in 1997 includes $200 million of proceeds from the sales of receivables program begun in 1997. The increase in receivables, inventories, and accounts payable is due primarily to the combination of customer-premise equipment sales and service operations with Nortel and increased trading activities by Energy Marketing & Trading.

  Financing Activities

     Net cash provided (used) by financing activities was 1997 -- $468 million; 1996 -- $570 million; and 1995 -- ($1.5) billion. Long-term debt principal payments, net of debt proceeds, were $57 million during 1997, and notes payable proceeds, net of notes payable payments, were $535 million during 1997. The increase in notes payable at December 31, 1997, reflects borrowings under the new commercial paper program. Long-term debt proceeds, net of principal payments, were $590 million during 1996. The increase in net new borrowings during 1997 and 1996 was primarily to fund capital expenditures, investments, and acquisition of businesses. Long-term debt principal payments, net of debt proceeds, were $221 million during 1995.

     Long-term debt at December 31, 1997, was $780 million, compared to $860 million at December 31, 1996, and $274 million at December 31, 1995. At December 31, 1997, $26 million in current debt obligations have been classified as non-current obligations based on Williams Holdings' intent and ability to refinance on a long-term basis. The 1996 increase in long-term debt is due primarily to $350 million in additional borrowings under the bank-credit facility and the issuance of $250 million of debentures in 1996. The long-term debt to debt-plus-equity ratio was 21.8 percent for 1997, compared to 25.7 percent and 11.3 percent at December 31, 1996 and 1995, respectively. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 35.3 percent, 26.2 percent and 11.8 percent, respectively. The increases in these ratios reflect the increases in borrowing levels during 1997 and 1996.

     Williams Holdings paid dividends to Williams of $31 million, $19 million and $1 billion in 1997, 1996 and 1995, respectively, and received cash capital contributions from Williams of $792 million in 1995. The 1995 dividends were paid primarily from the proceeds from the sale of the network services operations. The 1995 capital contributions were made in connection with the merger of Transco Energy and were used to retire and/or terminate various Transco Energy borrowings, preferred stock and interest-rate swaps.

  Investing Activities

     Net cash provided (used) by investing activities was: 1997 -- ($949) million; 1996 -- ($703) million; and 1995 -- $1.4 billion. Capital expenditures in all years include the expansion and modernization of gathering and processing facilities. Capital expenditures in 1997 also include Communications' fiber-optic network. Budgeted capital expenditures and investments for 1998 are approximately $1.9 billion, primarily to expand gathering and processing facilities and the fiber-optic network. If the pending MAPCO acquisition is completed, budgeted capital expenditures will increase an estimated $400 million.

     On April 30, 1997, Williams Holdings and Northern Telecom (Nortel) combined their customer-premise equipment sales and services operations into a limited liability company, Williams Communications Solutions, LLC (LLC). In addition, Williams Holdings paid $68 million to Nortel. Williams Holdings has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination. Williams Holdings recorded the 30 percent reduction in its operations contributed to the LLC as a sale to the minority shareholder of the LLC (see Note 2). During 1997, Williams Holdings also purchased a 20 percent interest in a foreign telecommunications business for $65 million in cash. During 1996, Williams Holdings acquired various communications technology businesses totaling $165 million in cash. During 1995, in addition to the Transco Energy acquisition (see Note 2), Williams Holdings acquired the Gas Company of New Mexico's natural gas gathering and processing assets in the San Juan and Permian basins for $154 million and Pekin Energy Co., the nation's second largest ethanol producer, for $167 million in cash. During 1995, Williams Holdings also purchased the BOk Tower, an approximate 1.1 million square foot commercial office building located in Tulsa, Oklahoma. The building serves as headquarters for Williams and it subsidiaries, including Williams Holdings. In connection with the $60 million purchase, Williams Holdings assumed intercompany debt payable to its parent of an equal amount.

     During 1995, Williams Holdings received proceeds of $2.5 billion from the sale of its network services operations (see Note 3), $124 million from the sale of its 15 percent interest in Texasgulf Inc. and $46 million from the sale of its remaining investment in Williams common stock (see Note 4).

  MAPCO Acquisition

     On November 24, 1997, Williams and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 share of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. Based on the closing market price of Williams common stock on December 31, 1997, approximately 96.8 million shares of Williams common stock valued at approximately $2.8 billion would be issued in the transaction. Upon completion of the merger, Williams will make a capital contribution of its interest in MAPCO to Williams Holdings, and MAPCO will become part of the Energy Services business unit (see Note 18). The transaction closed on March 28, 1998.

  Effects of Inflation

     Williams Holdings has experienced increased costs in recent years due to the effects of inflation. However approximately 64 percent of Williams Holdings' property, plant and equipment was acquired or constructed during the last seven years, a period of relatively low inflation.

  Environmental

     Williams Holdings is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites are being monitored by Williams Holdings, other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams Holdings maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams Holdings has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $19 million, all of which is accrued at December 31, 1997. Williams Holdings will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

  Year 2000 Compliance

     Williams and its wholly-owned subsidiaries, which includes Williams Holdings, has initiated an enterprise-wide project to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to traditional information technology areas should be substantially complete by the end of the first quarter of 1998. Completion of the assessment phase for non-traditional information technology areas is expected in mid-1998. Necessary conversion and replacement activities will begin in 1998 and continue through mid-1999. Testing of systems has begun and will continue throughout the process. Williams Holdings has initiated a formal communications process with other companies with which Williams Holdings' systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance, and where necessary, Williams Holdings will be working with those companies to mitigate any material adverse effect on Williams Holdings.

     Williams Holdings expects to utilize both internal and external resources to complete this process. Existing resources will be redeployed and previously planned system replacements will be accelerated during this time. For example, implementation of previously planned financial and human resources systems is currently in process. These systems will address the year 2000 compliance issues in certain areas. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. While the total cost of this project is still being evaluated, Williams Holdings estimates that external costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will total at least $10 million. Williams Holdings will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-10
Consolidated Statement of Income............................  F-11
Consolidated Balance Sheet..................................  F-12
Consolidated Statement of Stockholder's Equity..............  F-13
Consolidated Statement of Cash Flows........................  F-14
Notes to Consolidated Financial Statements..................  F-15
Quarterly Financial Data (Unaudited)........................  F-34

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
  Williams Holdings of Delaware, Inc.

     We have audited the accompanying consolidated balance sheet of Williams Holdings of Delaware, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Holdings of Delaware, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 13, 1998

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                         (MILLIONS)
Revenues (Note 15):
  Energy Services:
     Energy Marketing & Trading.............................  $  135.8    $  261.1    $  153.5
     Exploration & Production...............................     130.1        82.4        62.9
     Field Services.........................................     602.6       494.8       367.9
     Petroleum Services.....................................     548.7       493.3       328.1
  Communications (Note 2)...................................   1,445.3       711.3       538.9
  Other.....................................................      38.4        48.0        17.4
  Intercompany eliminations (Note 16).......................    (220.0)     (249.6)     (114.7)
                                                              --------    --------    --------
          Total revenues....................................   2,680.9     1,841.3     1,354.0
                                                              --------    --------    --------
Profit-center costs and expenses (Note 15):
  Costs and operating expenses..............................   1,818.5     1,240.8       876.6
  Selling, general and administrative expenses..............     518.8       307.6       224.6
  Other (income) expense -- net (Note 5)....................      41.6       (19.3)      (10.7)
                                                              --------    --------    --------
          Total profit-center costs and expenses............   2,378.9     1,529.1     1,090.5
                                                              --------    --------    --------
Operating profit:
  Energy Services:
     Energy Marketing & Trading.............................      70.6        66.4        33.2
     Exploration & Production...............................      30.3         2.8        (5.9)
     Field Services.........................................     151.5       159.4       143.4
     Petroleum Services.....................................      97.0        75.7        69.2
  Communications (Notes 2 and 5)............................     (55.7)        6.6        25.0
  Other.....................................................       8.3         1.3        (1.4)
                                                              --------    --------    --------
          Total operating profit............................     302.0       312.2       263.5
General corporate expenses (Note 15)........................     (26.2)      (18.8)      (13.0)
Interest accrued (Note 15)..................................     (73.1)      (35.3)      (40.9)
Interest capitalized........................................      11.9         3.5         9.8
Investing income (Notes 4 and 15)...........................      50.6        39.6        75.3
Gain on sale of interest in subsidiary (Note 2).............      44.5          --          --
Gain on sales/exchange of assets -- net (Notes 4 and 5).....        --        15.7        23.6
Write-off of project costs (Note 5).........................        --          --       (41.4)
Minority interest in income of consolidated subsidiaries
  (Note 2)..................................................     (14.0)         --          --
Other expense -- net........................................     (17.0)        (.3)       (8.2)
                                                              --------    --------    --------
Income from continuing operations before income taxes.......     278.7       316.6       268.7
Provision for income taxes (Note 6).........................      80.9        87.9        56.9
                                                              --------    --------    --------
Income from continuing operations...........................     197.8       228.7       211.8
Income from discontinued operations (Note 3)................        --          --     1,018.8
                                                              --------    --------    --------
Income before extraordinary loss............................     197.8       228.7     1,230.6
Extraordinary loss (Note 7).................................      (3.6)         --          --
                                                              --------    --------    --------
Net income..................................................  $  194.2    $  228.7    $1,230.6
                                                              ========    ========    ========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER-SHARE
                                                                     AMOUNTS)
Current assets:
  Cash and cash equivalents.................................  $   55.2     $   44.4
  Receivables:
     Trade less allowance of $18.5 ($8.8 in 1996)...........   1,035.0        852.9
     Affiliates.............................................      43.8         71.9
  Due from parent (Note 15).................................      93.0           --
  Inventories (Note 9)......................................     182.2        101.0
  Commodity trading assets..................................     180.3        147.2
  Deferred income taxes -- affiliates (Note 6)..............      74.1         66.7
  Other.....................................................      76.0         69.4
                                                              --------     --------
          Total current assets..............................   1,739.6      1,353.5
Due from parent (Note 15)...................................     181.3        151.4
Investments, primarily in affiliates (Note 4)...............   1,079.2        743.3
Property, plant and equipment -- net (Note 10)..............   3,052.4      2,540.4
Goodwill and other intangible assets -- net (Notes 1 and
  2)........................................................     435.2        198.1
Non-current commodity trading assets........................     141.4         93.0
Other assets and deferred charges...........................      75.2         84.2
                                                              --------     --------
          Total assets......................................  $6,704.3     $5,163.9
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Notes payable (Note 12)...................................  $  701.0     $     --
  Accounts payable:
     Trade (Note 11)........................................     741.5        550.6
     Affiliates.............................................      69.2         53.4
  Accrued liabilities (Note 11).............................     404.1        331.7
  Commodity trading liabilities.............................     182.0        137.9
  Long-term debt due within one year (Note 12)..............      42.9         19.7
                                                              --------     --------
          Total current liabilities.........................   2,140.7      1,093.3
Long-term debt (Note 12)....................................     780.3        860.4
Deferred income taxes -- affiliates (Note 6)................     523.8        395.9
Non-current commodity trading liabilities...................     201.7        201.2
Other liabilities...........................................     142.1        123.1
Minority interest in consolidated subsidiaries (Note 2).....     117.1          7.2
Contingent liabilities and commitments (Note 17)
Stockholder's equity:
  Common stock, $1 par value, 1,000 shares authorized and
     outstanding............................................        --           --
  Capital in excess of par value............................   1,718.0      1,705.0
  Retained earnings.........................................     836.5        673.2
  Net unrealized gain on marketable securities (Note 4).....     244.1        104.6
                                                              --------     --------
          Total stockholder's equity........................   2,798.6      2,482.8
                                                              --------     --------
          Total liabilities and stockholder's equity........  $6,704.3     $5,163.9
                                                              ========     ========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                      CAPITAL IN                   NET
                                             COMMON   EXCESS OF    RETAINED    UNREALIZED
                                             STOCK    PAR VALUE    EARNINGS    GAIN (LOSS)     TOTAL
                                             ------   ----------   ---------   -----------   ---------
                                                                    (MILLIONS)
Balance, December 31, 1994.................   $ --    $ 1,531.4    $   244.3     $(35.8)     $ 1,739.9
Net income -- 1995.........................     --           --      1,230.6         --        1,230.6
Dividends --
  Cash.....................................     --           --     (1,010.7)        --       (1,010.7)
  Other....................................     --           --          (.1)        --            (.1)
Acquisition of Transco Energy --
  Cash contributions.......................     --        791.9           --         --          791.9
  Noncash contributions....................     --        911.2           --         --          911.2
  Allocation of purchase price.............     --     (1,608.1)          --         --       (1,608.1)
Other noncash contributions................     --          7.7           --         --            7.7
Unrealized gain on marketable securities...     --           --           --       89.2           89.2
                                              ----    ---------    ---------     ------      ---------
Balance, December 31, 1995.................     --      1,634.1        464.1       53.4        2,151.6
Net income -- 1996.........................     --           --        228.7         --          228.7
Dividends --
  Cash.....................................     --           --        (19.2)        --          (19.2)
  Other....................................     --           --          (.4)        --            (.4)
Noncash contributions......................     --         70.9           --         --           70.9
Unrealized gain on marketable securities...     --           --           --       51.2           51.2
                                              ----    ---------    ---------     ------      ---------
Balance, December 31, 1996.................     --      1,705.0        673.2      104.6        2,482.8
Net income -- 1997.........................     --           --        194.2         --          194.2
Cash dividends.............................     --           --        (30.9)        --          (30.9)
Noncash contributions......................     --         15.2           --         --           15.2
Noncash return of capital..................     --         (2.2)          --         --           (2.2)
Unrealized gain on marketable securities...     --           --           --      139.5          139.5
                                              ----    ---------    ---------     ------      ---------
Balance, December 31, 1997.................   $ --    $ 1,718.0    $   836.5     $244.1      $ 2,798.6
                                              ====    =========    =========     ======      =========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997      1996       1995
                                                              -------   -------   ---------
                                                                       (MILLIONS)
OPERATING ACTIVITIES:
  Net income................................................  $ 194.2   $ 228.7   $ 1,230.6
  Adjustments to reconcile to cash provided from operations:
     Discontinued operations................................       --        --    (1,018.8)
     Extraordinary loss.....................................      3.6        --          --
     Depreciation, depletion and amortization...............    189.7     138.2       100.5
     Provision for deferred income taxes....................     28.4      83.9       121.5
     Provision for loss on property and other assets........     49.8        --        41.4
     Gain on dispositions of property and interest in
       subsidiary...........................................    (42.8)    (43.2)      (25.8)
     Minority interest in income of consolidated
       subsidiaries.........................................     14.0        --          --
     Changes in receivables sold............................    200.0        --          --
     Changes in receivables.................................   (264.2)   (297.6)      (16.1)
     Changes in inventories.................................    (59.0)     (5.3)       10.4
     Changes in other current assets........................     (5.2)    (25.7)      (30.8)
     Changes in accounts payable............................    176.4     282.1        (3.0)
     Changes in accrued liabilities.........................      5.6     (75.8)      (69.5)
     Changes in receivables/payables with affiliates........     44.7     (70.1)     (188.1)
     Changes in current commodity trading assets and
       liabilities..........................................     11.0     (29.7)       28.1
     Changes in non-current commodity trading assets and
       liabilities..........................................    (47.7)    (37.7)      (82.1)
     Other, including changes in non-current assets and
       liabilities..........................................     (6.7)       .8       (21.3)
                                                              -------   -------   ---------
          Net cash provided by operating activities.........    491.8     148.6        77.0
                                                              -------   -------   ---------
FINANCING ACTIVITIES:
  Proceeds from notes payable...............................    791.7      10.0          --
  Payments of notes payable.................................   (256.7)    (10.0)     (398.2)
  Proceeds from long-term debt..............................    459.5     603.8       179.0
  Payments of long-term debt................................   (516.8)    (13.4)     (399.7)
  Dividends paid to parent..................................    (30.9)    (19.2)   (1,010.7)
  Capital contributions from parent.........................       --        --       791.9
  Changes in parent company advances........................       --        --      (474.8)
  Subsidiary preferred stock redemptions....................       --        --      (144.0)
  Other -- net..............................................     21.0      (1.4)        3.8
                                                              -------   -------   ---------
          Net cash provided (used) by financing
            activities......................................    467.8     569.8    (1,452.7)
                                                              -------   -------   ---------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures...................................   (696.5)   (370.0)     (375.2)
     Proceeds from dispositions.............................     74.1      47.6        19.1
  Acquisition of businesses, net of cash acquired...........    (86.5)   (164.9)     (360.8)
  Proceeds from sales of businesses.........................       --        --     2,588.3
  Income tax and other payments related to discontinued
     operations.............................................    (12.6)   (270.5)     (349.8)
  Purchase of investments/advances to affiliates............   (129.3)    (74.3)      (48.3)
  Proceeds from sales of assets.............................      5.2      23.0       171.2
  Changes in advances to parent company.....................   (123.0)     95.4      (257.8)
  Other -- net..............................................     19.8      10.2          .6
                                                              -------   -------   ---------
          Net cash provided (used) by investing
            activities......................................   (948.8)   (703.5)    1,387.3
                                                              -------   -------   ---------
          Increase in cash and cash equivalents.............     10.8      14.9        11.6
Cash and cash equivalents at beginning of year..............     44.4      29.5        17.9
                                                              -------   -------   ---------
Cash and cash equivalents at end of year....................  $  55.2   $  44.4   $    29.5
                                                              =======   =======   =========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations

     Operations of Williams Holdings of Delaware, Inc. (Williams Holdings) are located principally in the United States and are organized into two operating groups as follows: (1) Energy Services, which is comprised of natural gas gathering and processing facilities in the Rocky Mountain, midwest and Gulf Coast regions, energy trading and price-risk management activities throughout the United States, a petroleum products pipeline and ethanol production/marketing operations in the midwest region, and hydrocarbon exploration and production activities in the Rocky Mountain and Gulf Coast regions; and (2) Communications, which includes network integration and management services; video and other multimedia transmission services for the broadcast industry; business audio and video conferencing services; and installation and maintenance of customer-premise voice and data equipment. Additional information about these businesses is contained throughout the following notes.

  Organization and basis of presentation

     Williams Holdings is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). Williams has made capital contributions based on historical carrying amounts to Williams Holdings of its ownership interests in all subsidiaries, excluding its interstate natural gas pipelines and related subsidiaries, effective April 1, 1995. The consolidated financial statements of Williams Holdings include the subsidiaries contributed by Williams for all periods presented.

     Revenues and operating profit amounts previously reported as Merchant Services are now reported as Energy Marketing & Trading.

     On April 30, 1997, Williams Holdings and Northern Telecom (Nortel) combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC (LLC), formerly WilTel Communications, LLC (see Note 2). Communications' revenues and operating profit amounts for 1997 include the operating results of the LLC beginning May 1, 1997.

     On January 18, 1995, Williams acquired 60 percent of Transco Energy Company's (Transco Energy) outstanding common stock and on May 1, 1995, acquired the remaining 40 percent of Transco Energy's outstanding common stock (see Note
2). On May 1, 1995, Transco Energy dividended to Williams all of Transco Energy's interests in two Transco Energy subsidiaries, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation. Also effective May 1, 1995, Williams made a capital contribution of its interest in Transco Energy and Transco Energy's subsidiaries, except Transcontinental Gas Pipe Line and Texas Gas, to Williams Holdings. Revenues and operating profit amounts include the operating results of the Transco Energy entities contributed to Williams Holdings since the January 18, 1995, acquisition. Transco Energy's gas gathering operations (except those related operations of Transcontinental Gas Pipe Line and Texas Gas) are included as part of Field Services, and its gas marketing operations are included in Energy Marketing & Trading.

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

  Transportation and exchange gas imbalances

     Certain Williams Holdings' subsidiaries transport gas on various pipeline systems which may deliver different quantities of gas on their behalf than the quantities of gas received. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions.

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for those held by Energy Marketing & Trading, which are primarily stated at market. The cost of inventories is primarily determined using the average-cost method.

  Investments

     Williams Holdings' investment in subordinated debentures of Williams is classified as "available for sale" and is recorded at current market value with unrealized gains and losses reported net of income taxes as a component of stockholder's equity. Average cost is used to determine realized gains and losses. Williams Holdings' investment in Williams warrants is recorded at cost since the warrants are not traded on a securities exchange. As such, the fair value of the warrants is not readily determinable under generally accepted accounting principles, and Williams Holdings has no current intention of exercising the warrants in the future.

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

  Goodwill and other intangible assets

     Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 25 years. Other intangible assets are amortized on a straight-line basis over periods not exceeding 11 years. Accumulated amortization at December 31, 1997 and 1996 was $56 million and $31.8 million, respectively. Amortization of intangible assets was $24.2 million, $9.6 million and $6.2 million in 1997, 1996 and 1995, respectively.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Revenue recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Petroleum Services bills customers when products are shipped and defers the estimated revenues for shipments in transit. Communications' customer-premise equipment sales and service business primarily uses the percentage-of-completion method of recognizing revenues for services provided.

  Commodity price-risk management activities

     Energy Marketing & Trading has trading operations that enter into energy-related derivative financial instruments and derivative commodity instruments (forward contracts, futures contracts, option contracts and swap agreements) to provide price-risk management services to its third-party customers. This trading operation also has commodity inventories and enters into short- and long-term energy-related purchase and sale commitments which involve physical delivery of an energy commodity. These financial instruments, physical inventories and commitments are valued at market and are recorded in commodity trading assets and commodity trading liabilities in the Consolidated Balance Sheet. The change in unrealized market gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Such market values are subject to change in the near term and reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, liquidity of the market in which the contract is transacted, the terms of the contract, credit considerations, time value and volatility factors underlying the positions. Energy Marketing & Trading reports its trading operations' physical sales transactions net of the related purchase costs, consistent with market value accounting for such trading activities.

     Certain Energy Marketing & Trading revenues were not considered to be trading operations in 1996 and 1995 and, therefore, were not reported net of related costs to purchase such items.

     Williams Holdings' operations also enter into energy-related derivative financial instruments and derivative commodity instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income when the related hedged item is recognized and recorded with the related hedged item. These contracts are initially and regularly evaluated to determine that there is a high correlation between changes in the market value of the hedge contract and market value of the hedged item.

  Interest-rate derivatives

     Williams Holdings enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. These agreements are designated with all or a portion of the principal balance and term of specific debt obligations. These agreements involve the exchange of amounts based on a fixed-interest rate for amounts based on variable interest rates without an exchange of the notional amount upon which the payments are based. The difference to be paid or received is accrued and recognized as an adjustment of interest expense.

     Williams Holdings enters into interest-rate forward contracts to lock-in underlying treasury rates on anticipated long-term debt issuances. The settlement amounts upon termination of the contracts are deferred and amortized as an adjustment to interest expense of the issued long-term debt over the term of the settled forward contract.

  Capitalization of interest

     Williams Holdings capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds at rates that approximate the average interest rate on related debt.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Income taxes

     Williams Holdings and its subsidiaries are included in Williams' consolidated federal income tax return. The provision for income taxes is computed on a separate company basis for Williams Holdings. Payments are made under the same timing and minimum amount requirements as if the payments were being made directly to the taxing authorities. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Williams Holdings' assets and liabilities.

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

  New accounting standards

     In June 1997, the Financial Accounting Standards Board issued two new Statement of Financial Accounting Standards, (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards, effective for fiscal years beginning after December 15, 1997, are disclosure-oriented standards. Therefore, neither standard will affect Williams Holdings' reported consolidated net income or cash flows.

NOTE 2 -- ACQUISITIONS

  Nortel

     On April 30, 1997, Williams Holdings and Nortel combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC. In addition, Williams Holdings paid $68 million to Nortel. Williams Holdings has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination, and beginning May 1, 1997, has included the results of operations of the acquired company in Williams Holdings' Consolidated Statement of Income. Accordingly, the acquired assets and liabilities, including $168 million in accounts receivable, $68 million in accounts payable and accrued liabilities and $150 million in debt obligations, have been recorded based on an allocation of the purchase price, with substantially all of the cost in excess of historical carrying values allocated to goodwill.

     Williams Holdings recorded the 30 percent reduction in its operations contributed to the LLC as a sale to the minority shareholder of the LLC. Williams Holdings recognized a gain of $44.5 million based on the excess of the fair value over the net book value (approximately $71 million) of its operations conveyed to the LLC minority interest. Income taxes were not provided on the gain, because the transaction did not affect the difference between the financial and tax bases of identifiable assets and liabilities.

     If the transaction occurred on January 1, 1996, Williams Holdings' unaudited pro forma revenues for the years ended 1997 and 1996 would have been $2,929 million and $2,578 million, respectively. The pro forma effect of the transaction on Williams Holdings' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1996, or of future results of operations of the combined companies.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Transco

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 31.2 million shares of Williams common stock valued at $334 million. The acquisition was accounted for as a purchase. The results of operations of the Transco Energy entities contributed to Williams Holdings beginning January 18, 1995, were included 100 percent in Williams Holdings' Consolidated Statement of Income due to the losses from these entities. An allocation of the purchase price was assigned to the assets and liabilities of the Transco Energy entities contributed to Williams Holdings based on their estimated fair values.

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

NOTE 4 -- INVESTING ACTIVITIES

                                                                1997       1996
                                                              --------    ------
                                                                  (MILLIONS)
     Investments:
       Williams debentures..................................  $  770.7    $534.5
       Williams warrants....................................      25.4      25.4
       Equity...............................................     168.4     100.4
       Cost.................................................     114.7      83.0
                                                              --------    ------
                                                              $1,079.2    $743.3
                                                              ========    ======

     During 1995, Williams Holdings exchanged 36.6 million shares of Williams common stock with a market value at exchange date of $385 million and a cost basis of $360 million for Williams convertible debentures and warrants having a total fair value of $385 million at the time of the exchange. The exchange resulted in the recognition of a pre-tax gain of $25.4 million. The convertible debentures, with a face value of $360 million, bear interest at 6 percent, mature in 2005 and are convertible at any time into approximately 28 million shares of Williams common stock at $12.86 per share. The warrants give Williams Holdings the right to purchase approximately 22.6 million shares of Williams common stock at $15.56 per share and were recorded at appraised value of $25 million. The warrants are exercisable immediately and mature five years from date of issuance. During 1995, Williams Holdings sold its remaining investment in Williams common stock for $46.2 million in cash resulting in a pre-tax gain of approximately $11 million.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     On November 20, 1997, Williams board of directors declared a two-for-one common stock split, effective December 29, 1997. References in the Notes to Consolidated Financial Statements to Williams common stock have been restated to reflect the effect of the stock split.

     Investing income for the years ended December 31, 1997, 1996 and 1995, is as follows (see Note 15):

                                                              1997    1996    1995
                                                              -----   -----   -----
                                                                   (MILLIONS)
Interest....................................................  $41.8   $33.8   $46.1
Dividends...................................................    1.4     1.6    20.8
Equity earnings.............................................    7.4     4.2     8.4
                                                              -----   -----   -----
                                                              $50.6   $39.6   $75.3
                                                              =====   =====   =====

     Dividends and distributions received from companies carried on an equity basis were $7 million in 1997 and 1996, and $11 million in 1995.

     At December 31, 1997, certain equity investments, with a carrying value of $46 million, have a market value of $175 million.

NOTE 5 -- ASSET SALES AND WRITE-OFFS

     In the fourth quarter of 1997, Communications incurred charges totaling $49.8 million, related to the decision to sell the learning content business, and the write-down of assets and the development costs associated with certain advanced applications.

     In 1996, Williams Holdings recognized a pre-tax gain of $15.7 million from the sale of certain communication rights for approximately $38 million.

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

NOTE 6 -- PROVISION FOR INCOME TAXES

     The provision (credit) for income taxes from continuing operations includes:

                                                             1997     1996      1995
                                                             -----    -----    ------
                                                                    (MILLIONS)
Current:
  Federal..................................................  $42.7    $ 8.5    $(49.4)
  State....................................................    7.9     (4.5)    (15.2)
  Foreign..................................................    1.9       --        --
                                                             -----    -----    ------
                                                              52.5      4.0     (64.6)
                                                             -----    -----    ------
Deferred:
  Federal..................................................   21.7     85.8      96.4
  State....................................................    6.7     (1.9)     25.1
                                                             -----    -----    ------
                                                              28.4     83.9     121.5
                                                             -----    -----    ------
Total provision............................................  $80.9    $87.9    $ 56.9
                                                             =====    =====    ======

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Reconciliations from the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes are as follows:

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                                   (MILLIONS)
Provision at statutory rate..............................  $ 97.5    $110.8    $ 94.0
Increases (reductions) in taxes resulting from:
  State income taxes.....................................     9.7      (4.2)     10.6
  Income tax credits.....................................   (16.5)    (19.0)    (18.7)
  Non-taxable gain from sale of interest in subsidiary
     (Note 2)............................................   (15.6)       --        --
  Decrease in valuation allowance for deferred tax
     assets..............................................      --        --     (29.8)
  Other -- net...........................................     5.8        .3        .8
                                                           ------    ------    ------
Provision for income taxes...............................  $ 80.9    $ 87.9    $ 56.9
                                                           ======    ======    ======

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                               1997     1996*
                                                              ------    ------
                                                                 (MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment.............................  $559.1    $469.8
  Investments...............................................   163.8      44.4
  Other.....................................................    34.5      91.7
                                                              ------    ------
          Total deferred tax liabilities....................   757.4     605.9
                                                              ------    ------
Deferred tax assets:
  Deferred revenues.........................................    71.9      20.9
  Accrued liabilities.......................................    41.1      58.6
  Minimum tax credits.......................................   134.8     117.4
  Other.....................................................    59.9      79.8
                                                              ------    ------
          Total deferred tax assets.........................   307.7     276.7
                                                              ------    ------
Net deferred tax liabilities................................  $449.7    $329.2
                                                              ======    ======

---------------

* Reclassified to conform to current classifications.

     Cash payments to Williams and certain state taxing authorities for income taxes (net of refunds) were $30 million, $294 million, and $336 million in 1997, 1996 and 1995, respectively.

NOTE 7 -- EXTRAORDINARY LOSS

     In September 1997, Williams initiated a restructuring of its debt portfolio (see Note 12). In the fourth quarter of 1997, Williams Pipe Line paid approximately $55 million to redeem $50 million of debt with a stated interest rate of 9.78 percent, resulting in an extraordinary loss of $3.6 million (net of a $2.4 million benefit for income taxes).

NOTE 8 -- EMPLOYEE BENEFIT PLANS

  Pensions

     Williams Holdings is included in Williams' non-contributory defined-benefit pension plans covering the majority of employees. Williams Pipe Line and Pekin Energy have separate plans for their union employees. Effective August 1, 1997, separate plans were established for the Williams Communications Solutions, LLC union employees and the Williams Communications Solutions, LLC salaried employees (LLC plans). At

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

December 31, 1995, Pekin Energy also had a separate plan for its salaried employees. That plan was merged into one of the Williams' plans during 1996. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Net pension expense related to Williams Holdings' participation in the Williams' plan was $14.1 million in 1997; $19.3 million in 1996; and $5.1 million in 1995.

     Net pension expense decreased in 1997 from 1996 as a result of $4.4 million of settlement losses in 1996. Net pension expense increased in 1996 from 1995 as a result of a decrease in the discount rate from 8 1/2 percent to 7 1/4 percent, an increase in the number of plan participants and the 1996 settlement losses.

     Net pension expense for the Williams Pipe Line, Pekin Energy and LLC plans consists of the following:

                                                              1997     1996     1995
                                                              -----    -----    -----
                                                                    (MILLIONS)
Service cost for benefits earned during the year............  $ 2.5    $  .7    $  .6
Interest cost on projected benefit obligation...............    2.6      1.5      1.6
Actual return on plan assets................................   (2.1)    (3.1)    (3.8)
Amortization and deferrals..................................   (1.5)     1.3      1.8
                                                              -----    -----    -----
Net pension expense.........................................  $ 1.5    $  .4    $  .2
                                                              =====    =====    =====

     The following table presents the funded status of the Williams Pipe Line, Pekin Energy and LLC plans:

                                                              1997     1996
                                                              -----    -----
                                                                (MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $51.1    $15.8
  Non-vested benefits.......................................    4.7      1.2
                                                              -----    -----
  Accumulated benefit obligations...........................   55.8     17.0
  Effect of projected salary increases......................    8.8      3.6
                                                              -----    -----
  Projected benefit obligations.............................   64.6     20.6
Assets at market value......................................   66.5     22.4
                                                              -----    -----
Assets in excess of projected benefit obligations...........   (1.9)    (1.8)
Unrecognized net loss.......................................   (5.3)    (2.1)
Unrecognized prior-service (cost) credit....................     .7      (.7)
Unrecognized transition asset...............................     .5       .7
                                                              -----    -----
Pension asset...............................................  $(6.0)   $(3.9)
                                                              =====    =====

     The discount rate used to measure the present value of benefit obligations is 7 1/4 percent (7 1/2 percent in 1996); the assumed rate of increase in future compensation levels is 5 percent; and the expected long-term rate of return on assets is 10 percent. Plan assets consist primarily of commingled funds and assets held in two master trusts. The master trusts are comprised primarily of cash equivalents, domestic and foreign common and preferred stocks, corporate bonds, United States government securities and commercial paper.

  Postretirement benefits other than pensions

     Williams Holdings is included in Williams' health care plan that provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1992 (January 1, 1996, for Transco Energy employees) and have met certain other requirements.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Net postretirement benefit expense related to Williams Holdings' participation in the Williams' plan was $8.1 million in 1997; $7.8 million in 1996; and $5.7 million in 1995.

  Other

     Williams Holdings is included in Williams' defined-contribution plans covering substantially all employees. Williams Holdings' contributions are invested primarily in Williams common stock, are based on employees' compensation and, in part, match employee contributions. Williams Holdings' contributions to these plans were $17 million in 1997, $12 million in 1996, and $9 million in 1995.

NOTE 9 -- INVENTORIES

                                                               1997          1996
                                                              ------        ------
                                                                   (MILLIONS)
     Natural gas in underground storage:
       Energy Marketing & Trading...........................  $  3.0        $  1.5
     Petroleum products:
       Energy Marketing & Trading...........................    68.6          12.7
       Other................................................    30.1          33.7
     Materials and supplies.................................    76.8          47.2
     Other..................................................     3.7           5.9
                                                              ------        ------
                                                              $182.2        $101.0
                                                              ======        ======

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

                                                                1997           1996
                                                              --------       --------
                                                                    (MILLIONS)
     Cost:
       Energy Services:
          Energy Marketing & Trading........................  $   43.0       $    5.4
          Exploration & Production..........................     318.5          255.1
          Field Services....................................   1,709.5        1,545.4
          Petroleum Services................................   1,055.2        1,073.1
       Communications.......................................     535.0          257.3
       Other................................................     242.0          114.7
                                                              --------       --------
                                                               3,903.2        3,251.0
     Accumulated depreciation and depletion.................    (850.8)        (710.6)
                                                              --------       --------
                                                              $3,052.4       $2,540.4
                                                              ========       ========

     Commitments for construction and acquisition of property, plant and equipment are approximately $455 million at December 31, 1997.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 11 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $48 million at December 31, 1997, and $69 million at December 31, 1996.

                                                               1997      1996
                                                              ------    ------
                                                                 (MILLIONS)
     Accrued liabilities:
       Employee costs.......................................  $ 70.7    $ 67.0
       Deferred revenue.....................................    61.7      32.6
       Federal income taxes payable-affiliate...............    44.7        --
       Transportation and exchange gas payable..............    33.6      21.2
       Taxes other than income taxes........................    26.1      24.2
       State and foreign income taxes payable...............     7.8      34.0
       Other................................................   159.5     152.7
                                                              ------    ------
                                                              $404.1    $331.7
                                                              ======    ======

NOTE 12 -- DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes payable

     During 1997, Williams Holdings entered into a commercial paper program backed by new short-term bank-credit facilities totaling $650 million. At December 31, 1997, $645 million of commercial paper was outstanding under the program. In addition, Williams Holdings has entered into various other short-term credit agreements with amounts outstanding totaling $56 million at December 31, 1997. The weighted-average interest rate on the outstanding short-term borrowings at December 31, 1997 was 6.51 percent. There were no short-term borrowings outstanding at December 31, 1996.

  Debt

                                                              WEIGHTED-
                                                               AVERAGE     DECEMBER 31,
                                                              INTEREST    ---------------
                                                                RATE*      1997     1996
                                                              ---------   ------   ------
                                                                            (MILLIONS)
Williams Holdings of Delaware, Inc.
  Revolving credit loans....................................     6.3%     $200.0   $500.0
  Debentures, 6.25%, payable 2006...........................     4.8       248.9    248.8
  Notes, 6.40%-6.91%, payable through 2002..................     6.8       205.6       --
Williams Pipe Line
  Notes, 8.95% and 9.78%, payable through 2001..............     9.0        40.0    100.0
Williams Energy Ventures
  Adjustable rate notes.....................................      --          --     25.6
Williams Communications Solutions, LLC
  Revolving credit loans....................................     6.2       125.0       --
Other, payable through 2000.................................     7.8         3.7      5.7
                                                                          ------   ------
                                                                           823.2    880.1
Current portion of long-term debt...........................               (42.9)   (19.7)
                                                                          ------   ------
                                                                          $780.3   $860.4
                                                                          ======   ======

---------------

* At December 31, 1997, including the effects of interest-rate swap.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     In September 1997, Williams and certain of its consolidated subsidiaries initiated a restructuring of its debt portfolio. In conjunction with this restructuring, during 1997 Williams Pipe Line redeemed $50 million of debt with a stated interest rate of 9.78 percent. In January 1998, Williams Pipe Line redeemed an additional $40 million of debt obligations. The restructuring was temporarily financed with the combination of short-term bank agreements, commercial paper and the $1 billion bank-credit agreement, including $203 million of short-term borrowings and commercial paper at Williams Holdings. In January 1998, these short-term borrowings were repaid with funds previously advanced to Williams.

     In July 1997, Williams, Williams Holdings, Williams Communications Solutions, LLC, and other affiliates entered into a new $1 billion bank-credit agreement. Under the terms of the new credit agreement, Williams Communications Solutions, LLC and the other affiliates have access to varying amounts of the facility, while Williams (parent) and Williams Holdings (parent) have access to all unborrowed amounts. Interest rates vary with current market conditions.

     For financial statement purposes at December 31, 1997, current debt obligations of $26 million have been classified as non-current obligations based on Williams Holdings' intent and ability to refinance on a long-term basis. At December 31, 1997, the amount available on the existing credit agreement of $132 million is sufficient to complete these refinancings.

     An interest-rate swap with a notional value of $250 million is currently being utilized to convert certain fixed-rate debt obligations to variable rate obligations resulting in an effective weighted-average floating rate of 4.8 percent at December 31, 1997.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments and considering the reclassification of current obligations as previously described, for each of the next five years are as follows:

                                                    (MILLIONS)
                                                    ----------
1998..............................................     $ 42
1999..............................................       20
2000..............................................       80
2001..............................................       --
2002..............................................      431

     Cash payments for interest (net of amounts capitalized) are as follows:
1997 -- $63 million; 1996 -- $34 million and 1995 -- $51 million, including payments to Williams of $7 million in 1997 and 1996, and $25 million in 1995.

  Leases

     Future minimum annual rentals under non-cancelable operating leases (including a total of $15 million to affiliates) are $80 million in 1998, $67 million in 1999, $52 million in 2000, $27 million in 2001, $23 million in 2002 and $67 million thereafter.

     Total rent expense was $100 million in 1997, $51 million in 1996 and $39 million in 1995, including $2 million in 1997 and 1996, and $4 million in 1995 paid to Williams and affiliates.

NOTE 13 -- STOCK-BASED COMPENSATION

     Williams has several plans providing for common stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire ten years after grant.

     Williams' employee stock-based awards are accounted for under provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income for Williams Holdings, beginning with 1995 employee stock-based awards, was $183.2 million, $227.5 million and $1,225.2 million for 1997, 1996 and 1995, respectively. Reported net income was $194.2 million, $228.7 million and $1,230.6 million for 1997, 1996 and 1995, respectively. Pro forma amounts for 1997 include the remaining total compensation expense from the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provisions. Pro forma amounts for 1995 include total compensation expense from the awards made in 1995, as these awards fully vested in 1995 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

     The following summary reflects stock options related to 1997 and 1996:

                                                                1997         1996
                                                                ----         ----
                                                              (OPTIONS IN MILLIONS)
Options granted.............................................      4.1          4.2
Weighted-average grant date fair value......................    $5.98        $3.92
Options outstanding -- December 31..........................     11.5          9.5
Options exercisable -- December 31..........................      7.4          5.0

NOTE 14 -- FINANCIAL INSTRUMENTS

  Fair-value methods

     The following methods and assumptions were used by Williams Holdings in estimating its fair-value disclosures for financial instruments:

          Cash and cash equivalents and notes payable: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Notes and other non-current receivables: For those notes with interest rates approximating market or maturities of less than three years, fair value is estimated to approximate historically recorded amounts.

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

          Investments -- cost: Fair value is estimated to approximate historically recorded amounts as the operations underlying these investments are in their initial phases.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

          Long-term debt: The fair value of Williams Holdings' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1997 and 1996, 52 percent and 27 percent, respectively, of Williams Holdings' long-term debt was publicly traded. Williams Holdings used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

          Interest-rate swap: Fair value is determined by discounting estimated future cash flows using forward interest rates derived from the year-end yield curve. Fair value was calculated by the financial institution that is the counterparty to the swap.

          Interest-rate locks: Fair value is determined using year-end traded market prices for the referenced U.S. Treasury securities underlying the contracts. Fair value was calculated by the financial institutions that are parties to the locks.

          Energy-related trading and hedging: Includes forwards, options, swaps and purchase and sales commitments. Fair value reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, liquidity of the market in which the contract is transacted, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

  Carrying amounts and fair values of Williams Holdings' financial instruments

  Asset (liability)

                                                          1997                      1996
                                                   -------------------       -------------------
                                                   CARRYING     FAIR         CARRYING     FAIR
                                                    AMOUNT      VALUE         AMOUNT      VALUE
                                                   --------    -------       --------    -------
                                                                    (MILLIONS)
Cash and cash equivalents........................  $  55.2     $  55.2       $  44.4     $  44.4
Notes and other non-current receivables..........     19.9        19.9          22.0        22.0
Due from parent..................................    274.3       274.3         151.4       151.4
Investment in Williams debentures................    770.7       770.7         534.5       534.5
Investments -- cost..............................    101.2       101.2          69.5        69.5
Notes payable....................................   (701.0)     (701.0)           --          --
Long-term debt, including current portion........   (822.1)     (821.9)       (878.8)     (874.7)
Interest-rate swap...............................      1.5         6.5           1.6        (1.8)
Interest-rate locks..............................       --         (.5)           --          --
Energy-related trading:
  Assets.........................................    324.9       324.9         253.6       253.6
  Liabilities....................................   (383.7)     (383.7)       (339.1)     (339.1)
Energy-related hedging:
  Assets.........................................       .9        11.0            .9        11.2
  Liabilities....................................       --        (3.6)         (1.3)      (12.2)

     The preceding asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

     The 1997 average fair value of the energy-related trading assets and liabilities is $258 million and $345 million, respectively. The 1996 average fair value of the energy-related trading assets and liabilities is $196 million and $322 million, respectively.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Off-balance-sheet credit and market risk

     Williams Holdings is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     In 1997, Williams Holdings entered into an agreement to sell, on an ongoing basis, certain of their accounts receivables. At December 31, 1997, $200 million has been sold.

     In connection with the sale of the network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $135 million and $158 million at December 31, 1997 and 1996, respectively, for lease rental obligations.

     Williams Holdings has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $54 million and $7 million at December 31, 1997 and 1996, respectively. Williams Holdings believes it will not have to perform under these agreements, because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

  Commodity price-risk management services

     Williams Holdings, through Energy Marketing & Trading, provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of financial instruments, including forward contracts, futures contracts, option contracts, swap agreements and purchase and sale commitments. See Note 1 for a description of the accounting for these trading activities. The net gain from trading activities was $125.8 million, $99.2 million and $65.8 million in 1997, 1996 and 1995, respectively.

     Energy Marketing & Trading enters into forward contracts and purchase and sale commitments which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. Swap agreements call for Energy Marketing & Trading to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. The variable prices are generally based on either industry pricing publications or exchange quotations. Energy Marketing & Trading buys and sells option contracts which give the buyer the right to exercise the options and receive the difference between a predetermined strike price and a market price at the date of exercise. The market prices used for option contracts are generally exchange quotations. Energy Marketing & Trading also enters into futures contracts, which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations.

     Energy Marketing & Trading is subject to market risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, the liquidity of the market in which the contract is transacted, and changes in interest rates and credit risk.

     Energy Marketing & Trading manages market risk through established trading policy guidelines, which are monitored on an ongoing basis. Energy Marketing & Trading attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. In the normal course of business, collateral is not required for financial instruments with credit risk.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     The notional quantities for trading activities at December 31 are as follows:

                                                         1997                   1996
                                                  ------------------     ------------------
                                                   PAYOR    RECEIVER      PAYOR    RECEIVER
                                                  -------   --------     -------   --------
Fixed price:
  Natural gas (TBtu)............................  1,327.9   1,702.5      1,066.6   1,196.8
  Refined products and crude (MMBbls)...........    337.2     230.7         34.4      26.3
  Power (Terawatt Hrs)..........................     20.0      16.7           --        --
Variable price:
  Natural gas (TBtu)............................  2,091.1   1,508.2      1,584.9   1,123.8
  Refined products and crude (MMBbls)...........      4.5       3.1          3.7       3.3
  Power (Terawatt Hrs)..........................       .2       2.1           --        --

     The net cash flow requirement related to these contracts at December 31, 1997 and 1996, was $92 million and $117 million, respectively. At December 31, 1997, the cash flow requirements extend primarily through 2007.

  Concentration of credit risk

     Williams Holdings' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams Holdings' investment policy limits its credit exposure to any one financial institution.

     At December 31, 1997 and 1996, approximately 40 percent and 27 percent, respectively, of receivables are for communications and related services; approximately 49 percent and 64 percent, respectively, of receivables are for the sale of natural gas and related products or services; and approximately 10 percent and 7 percent, respectively, of receivables are for petroleum products and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Communications' customers include numerous corporations. Petroleum products customers include refiners and marketers primarily in the central United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

NOTE 15 -- RELATED PARTY TRANSACTIONS

     Williams charges its subsidiaries, including Williams Holdings and its subsidiaries, for certain corporate general and administrative expenses, which are directly identifiable or allocable to the subsidiaries and for other general corporate expenses utilizing a combination of revenues, property at cost and payroll for the allocation base. Details of such charges are as follows:

                                                              1997     1996     1995
                                                              -----    -----    -----
                                                                    (MILLIONS)
Direct costs................................................  $27.1    $21.2    $16.6
Allocated parent company expenses...........................   21.4     18.8     13.0

     The direct costs charged to Williams Holdings' subsidiaries are reflected in selling, general and administrative expenses and the direct costs charged to Williams Holdings (parent) are reflected in general corporate expenses. Allocated parent company expenses are included in general corporate expenses in the Consolidated Statement of Income.

     Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. Amounts outstanding are payable

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

on demand, however, amounts outstanding have been classified as long-term to the extent there are no expectations for Williams and Williams Holdings and its subsidiaries to demand payment in the next year. The current amount due from parent was $93 million on December 31, 1997, reflecting Williams' payment to Williams Holdings in January 1998. The agreements do not require commitment fees. Interest is payable monthly and rates vary with market conditions. The interest rates were 6.29 percent and 5.73 percent at December 31, 1997 and 1996, respectively.

     Investing income includes $36 million, $31 million and $43 million for 1997, 1996 and 1995, respectively, resulting from advances to affiliates, while interest accrued includes $3 million for 1995 resulting from advances from affiliates.

     Investing income also includes dividends received on the investment in Williams common stock of $5 million in 1995.

     Williams Holdings' subsidiaries have transactions primarily with the following affiliates: Northwest Pipeline, Williams Gas Pipelines Central, Transcontinental Gas Pipe Line and Texas Gas. Energy Marketing & Trading's revenues include natural gas sales to affiliates of $429 million, $499 million and $145 million for 1997, 1996 and 1995, respectively. Energy Marketing & Trading also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $96 million, $157 million and $194 million for 1997, 1996 and 1995, respectively. These sales and costs are included in Energy Marketing & Trading revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

NOTE 16 -- OTHER FINANCIAL INFORMATION

     Intercompany revenues (at prices that generally apply to sales to unaffiliated parties) are as follows:

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                                   (MILLIONS)
Energy Services:
  Energy Marketing & Trading*............................  $(24.7)   $ 94.9    $ 51.3
  Exploration & Production...............................   126.5      57.1       4.9
  Field Services.........................................    32.3      26.2      14.0
  Petroleum Services.....................................    81.6      67.7      44.5
Other....................................................     4.3       3.7        --
                                                           ------    ------    ------
                                                           $220.0    $249.6    $114.7
                                                           ======    ======    ======

---------------

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with market value accounting, exceeded intercompany revenues in 1997.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Information for business segments is as follows:

                                                         1997        1996        1995
                                                       --------    --------    --------
                                                                  (MILLIONS)
Identifiable assets at December 31:
  Energy Services:
     Energy Marketing & Trading......................  $  759.2    $  901.7    $  484.9
     Exploration & Production........................     247.1       200.3       164.6
     Field Services..................................   1,504.5     1,425.5     1,260.8
     Petroleum Services..............................     904.6       906.5       863.2
  Communications.....................................   1,313.3       671.3       401.5
  Investments........................................   1,079.2       743.3       599.1
  General corporate and other........................     896.4       315.3       458.7
                                                       --------    --------    --------
     Consolidated....................................  $6,704.3    $5,163.9    $4,232.8
                                                       ========    ========    ========
Additions to property, plant and equipment:
  Energy Services:
     Energy Marketing & Trading......................  $   37.6    $     .6    $     .4
     Exploration & Production........................      63.3        30.3        15.6
     Field Services..................................     141.4       197.2       227.3
     Petroleum Services..............................      45.0        55.8        87.9
  Communications.....................................     276.3        66.9        32.4
  Other..............................................     132.9        19.2        11.6
                                                       --------    --------    --------
     Consolidated....................................  $  696.5    $  370.0    $  375.2
                                                       ========    ========    ========
Depreciation, depletion and amortization:
  Energy Services:
     Energy Marketing & Trading......................  $     .7    $     .6    $    1.2
     Exploration & Production........................      12.6        10.5         9.8
     Field Services..................................      67.9        56.2        39.7
     Petroleum Services..............................      35.0        34.1        26.4
  Communications.....................................      66.8        30.9        20.3
  Other..............................................       6.7         5.9         3.1
                                                       --------    --------    --------
     Consolidated....................................  $  189.7    $  138.2    $  100.5
                                                       ========    ========    ========

     Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment. Items such as investments are considered to be general corporate assets rather than identifiable assets of individual business segments.

NOTE 17 -- CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters

     Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $328 million at December 31, 1997. As a result of various Federal Energy Regulatory Commission (FERC) rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Environmental matters

     Certain Williams Holdings' subsidiaries have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams Holdings does not believe that the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

     The Field Services unit of Energy Services had recorded an aggregate liability of approximately $12 million, representing the current estimate of future environmental and remediation costs, including approximately $5 million relating to former Williams Gas Pipelines Central facilities.

  Other legal matters

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On December 4, 1997, the Tenth Circuit Court of Appeals agreed to rehear the appeal.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. In one of the two remaining cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay $23.3 million including $3.8 million in attorneys' fees. Transcontinental Gas Pipe Line is considering an appeal. In the other remaining case, a producer has asserted damages, including interest calculated through December 31, 1996, of approximately $6 million.

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

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

Hazleton Fuel Management Company (HFMC), a subsidiary of Transco Energy Company, formerly supplied natural gas and fuel oil to the Facility. Pursuant to a court-approved Plan of Reorganization, all litigation involving HFMC has been fully settled, and HFMC received $6.3 million from the bankruptcy estate, leaving it with approximately $14 million of outstanding receivables, all of which have been fully reserved.

     In addition to the foregoing, various other proceedings are pending against Williams Holdings or its subsidiaries, which are incidental to their operations.

  Summary

     While no assurances may be given, Williams Holdings does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Williams Holdings' future financial position, results of operations or cash flow requirements.

NOTE 18 -- MAPCO ACQUISITION

     On November 24, 1997, Williams and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging approximately 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. Approximately 96.8 million shares of Williams common stock valued at approximately $2.8 billion, based on the closing market price of Williams common stock on December 31, 1997, would be issued in the transaction. The transaction, subject to approval by both Williams and MAPCO stockholders and review under federal antitrust laws, is expected to close during the first quarter of 1998. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing business. Upon completion of the merger, Williams will make a capital contribution of its interest in MAPCO to Williams Holdings, and MAPCO will become part of the Energy Services business unit.

     The merger will be accounted for as a pooling of interests. Anticipated changes in accounting methods as a result of the merger are not expected to have a material impact on the financial position or results of operations of the combined entity.

     The following unaudited pro forma information combines the results of operations of Williams Holdings and MAPCO as if the companies had been combined throughout the periods presented.

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                         (MILLIONS)
Revenues....................................................  $6,512.9    $5,153.0    $4,153.3
Income from continuing operations...........................     301.0       358.9       276.0
Net income..................................................     291.1       326.2     1,305.3

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the companies had been combined throughout the periods presented or of future results of operations of the combined companies.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (millions):

                                                      FIRST    SECOND     THIRD    FOURTH
                       1997                          QUARTER   QUARTER   QUARTER   QUARTER
                       ----                          -------   -------   -------   -------
Revenues...........................................  $529.2    $635.3    $711.9    $804.5
Costs and operating expenses.......................   353.7     433.4     504.4     527.0
Income before extraordinary loss...................    52.3      85.5      31.3      28.7
Net income.........................................    52.3      85.5      31.3      25.1

                       1996
                       ----
Revenues...........................................  $433.5    $421.0    $442.8    $544.0
Costs and operating expenses.......................   282.5     280.1     299.0     379.2
Net income.........................................    53.1      50.3      51.0      74.3

     Second-quarter 1997 net income includes a $44.5 million gain related to the combination of Williams Holdings' and Nortel's customer-premise equipment sales and service operations (see Note 2 of Notes to Consolidated Financial Statements). Fourth-quarter 1997 net income includes charges totaling approximately $49.8 million, related to the decision to sell the learning content business, and the write-down of assets and the development costs associated with advanced applications (see Note 5 of Notes to Consolidated Financial Statements). Fourth-quarter 1997 net income also includes approximately $5 million in costs related to the MAPCO acquisition (see Note 18 of Notes to Consolidated Financial Statements) and an extraordinary loss of $3.6 million related to the restructuring of Williams' debt portfolio (see Note 7 of Notes to Consolidated Financial Statements).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               ITEM 14(a) 1 AND 2

                                                              PAGE
                                                              ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended
     December 31, 1997......................................  F-11
  Consolidated balance sheet at December 31, 1997 and
     1996...................................................  F-12
  Consolidated statement of stockholder's equity for the
     three years ended December 31, 1997....................  F-13
  Consolidated statement of cash flows for the three years
     ended December 31, 1997................................  F-14
  Notes to consolidated financial statements................  F-15
  Schedule for the three years ended December 31, 1997:
     II -- Valuation and qualifying accounts................  F-36
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................  F-34

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(a)

                                                                ADDITIONS
                                                          ---------------------
                                                          CHARGED
                                                          TO COSTS
                                              BEGINNING     AND                                   ENDING
                                               BALANCE    EXPENSES    OTHER(C)    DEDUCTIONS(B)   BALANCE
                                              ---------   --------   ----------   -------------   -------
                                                                     (MILLIONS)
Allowance for doubtful accounts:
  1997......................................    $ 8.8       $8.8        $7.8          $6.9         $18.5
  1996......................................     10.3        4.1         1.3           6.9           8.8
  1995......................................      7.2        3.6         1.5           2.0          10.3

---------------

(a)  Deducted from related assets.

(b)  Represents balances written off, net of recoveries and reclassifications.

(c)  Primarily relates to acquisitions of businesses.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2. The financial statements and schedule listed in the accompanying index to consolidated financial statements are filed as part of this annual report.

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

     Exhibit 2 --

          *(a) Agreement and Plan of Merger, dated as of November 23, 1997, and as amended on January 25, 1998, among The Williams Companies, Inc., MAPCO Inc. and TML Acquisition Corp. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4, filed January 27, 1998).

     Exhibit 3 --

          *(a) Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10, dated October 18, 1995).

          *(b) By-laws of the Company (filed as Exhibit 3.2 to the Company's Form 10, dated October 18, 1995).

     Exhibit 4 --


              *4.1       -- Form of Senior Debt Indenture between the Company and
                            Citibank, N.A., relating to the 6 1/4% Senior Debentures
                            due 2006 (filed as Exhibit 4.1 to the Company's Form 10,
                            dated October 18, 1995).
              *4.2       -- U.S. $1,000,000,000 Amended and Restated Credit
                            Agreement, dated as of July 23, 1997, among the Company
                            and certain of its subsidiaries, and the lenders named
                            therein and Citibank, N.A., as agent (filed as Exhibit
                            4(c) to Williams' Form 10-K for the fiscal year ended
                            December 31, 1997).
               4.3       -- U.S. $500,000,000 Credit Agreement, dated as of July 23,
                            1997, among the Company and the lenders named therein and
                            Citibank, N.A., as agent.
      Exhibit 12         -- Computation of Ratio of Earnings to Fixed Charges.
      Exhibit 23         -- Consent of Independent Auditors.
      Exhibit 24         -- Power of Attorney together with certified resolution.
      Exhibit 27         -- Financial Data Schedule.

          (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of 1997.

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

                                            WILLIAMS HOLDINGS OF DELAWARE, INC.
                                                        (Registrant)

                                            By:    /s/ SHAWNA L. GEHRES
                                              ----------------------------------
                                                       Shawna L. Gehres
                                                       Attorney-in-fact

Dated: March 30, 1998

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

                /s/ JACK D. MCCARTHY*                    Senior Vice President -- Finance (Principal
-----------------------------------------------------      Financial Officer) and Director
                  Jack D. McCarthy

                 /s/ GARY R. BELITZ*                     Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Gary R. Belitz

             /s/ JOHN C. BUMGARNER, JR.*                 Director
-----------------------------------------------------
               John C. Bumgarner, Jr.

               /s/ STEPHEN L. CROPPER*                   Director
-----------------------------------------------------
                 Stephen L. Cropper

                /s/ HOWARD E. JANZEN*                    Director
-----------------------------------------------------
                  Howard E. Janzen

              By: /s/ SHAWNA L. GEHRES
  -------------------------------------------------
                  Shawna L. Gehres
                  Attorney-in-fact

Dated: March 30, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
              *4.1       -- Form of Senior Debt Indenture between the Company and
                            Citibank, N.A., relating to the 6 1/4% Senior Debentures
                            due 2006 (filed as Exhibit 4.1 to the Company's Form 10,
                            dated October 18, 1995).
              *4.2       -- U.S. $1,000,000,000 Amended and Restated Credit
                            Agreement, dated as of July 23, 1997, among the Company
                            and certain of its subsidiaries, and the lenders named
                            therein and Citibank, N.A., as agent (filed as Exhibit
                            4(c) to Williams' Form 10-K for the fiscal year ended
                            December 31, 1997).
               4.3       -- U.S. $500,000,000 Credit Agreement, dated as of July 23,
                            1997, among the Company and the lenders named therein and
                            Citibank, N.A., as agent.
      Exhibit 12         -- Computation of Ratio of Earnings to Fixed Charges.
      Exhibit 23         -- Consent of Independent Auditors.
      Exhibit 24         -- Power of Attorney together with certified resolution.
      Exhibit 27         -- Financial Data Schedule.