Form 10-Q
period 1998-03-31
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1998-05-15
CIK 947779

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1998
                              --------------------------------------------------

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ------------------------
Commission file number                         000-20555
                      ----------------------------------------------------------


                       WILLIAMS HOLDINGS OF DELAWARE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                         73-1455707
-------------------------------------------------    ------------------------------------------
            (State of Incorporation)                    (IRS Employer Identification Number)

               ONE WILLIAMS CENTER
                 TULSA, OKLAHOMA                                       74172
-------------------------------------------------    ------------------------------------------
     (Address of principal executive office)                         (Zip Code)

Registrant's telephone number:                                    (918) 588-2000
                                                     ------------------------------------------

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
                                                  Yes  X   No
                                                     -----   -----

    The number of shares of the registrant's Common Stock outstanding at May 15, 1998, was 1,000, all of which are owned by The Williams Companies, Inc.

    REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                                      INDEX

Part I.  Financial Information                                                                 Page
                                                                                               ----
     Item 1.  Financial Statements


        Consolidated Statement of Income--Three Months Ended
           March 31, 1998 and 1997                                                                2


        Consolidated Balance Sheet--March 31, 1998 and December 31, 1997                          3


        Consolidated Statement of Cash Flows--Three Months Ended
           March 31, 1998 and 1997                                                                4

        Notes to Consolidated Financial Statements                                                5


     Item 2.  Management's Discussion and Analysis of the Results of Operations                  10


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                   13

        Exhibit 12--Computation of Ratio of Earnings to Fixed Charges






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Williams Holdings of Delaware, Inc. believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in the Williams Holdings of Delaware, Inc.'s Current Report on Form 8-K filed April 29, 1998.

                       Williams Holdings of Delaware, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                (Millions)
                                                                        -------------------------
                                                                            Three months ended
                                                                                March 31,
                                                                        -------------------------
                                                                          1998             1997*
                                                                        -------------------------
Revenues (Note 9):
   Energy Services:
     Energy Marketing & Trading                                         $  139.1         $  196.4
     Exploration & Production                                               40.6             37.8
     Midstream Gas & Liquids                                               288.8            374.1
     Petroleum Services                                                    724.5            705.1
   Communications (Note 2)                                                 387.8            216.6
   Other                                                                    12.2              9.9
   Intercompany eliminations                                               (88.5)           (83.5)
                                                                        --------         --------
     Total revenues                                                      1,504.5          1,456.4
                                                                        --------         --------
Profit-center costs and expenses (Note 9):
   Costs and operating expenses                                          1,225.2          1,198.0
   Selling, general and administrative expenses                            171.3            103.9
   Other (income) expense--net (Note 2)                                     35.0              (.4)
                                                                        --------         --------
     Total profit-center costs and expenses                              1,431.5          1,301.5
                                                                        --------         --------
Operating profit:
   Energy Services:
     Energy Marketing & Trading                                             14.2             29.4
     Exploration & Production                                               12.3             10.6
     Midstream Gas & Liquids                                                63.0             82.5
     Petroleum Services                                                     35.9             34.7
     Merger-related costs (Note 3)                                         (35.9)              --
   Communications (Note 2)                                                 (20.1)            (2.0)
   Other                                                                     3.6              (.3)
                                                                        --------         --------
     Total operating profit                                                 73.0            154.9

General corporate expenses (Note 3)                                        (31.8)           (13.9)
Interest accrued (Note 9)                                                  (34.3)           (26.3)
Interest capitalized                                                         7.4              1.3
Investing income (Note 9)                                                    9.5             12.7
Gain on sale of assets (Note 4)                                               --             66.0
Minority interest in income of consolidated subsidiaries                    (2.3)            (1.1)
Other (income) expense--net (Note 2)                                        (4.2)             1.1
                                                                        --------         --------
Income before income taxes and extraordinary loss                           17.3            194.7
Provision for income taxes (Note 5)                                          6.8             69.7
                                                                        --------         --------
Income before extraordinary loss                                            10.5            125.0
Extraordinary loss                                                          (4.8)              --
                                                                        --------         --------
Net income                                                              $    5.7         $  125.0
                                                                        ========         ========

* Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests. (See Note 2 for additional information.)

                            See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                    (Millions)
                                                                             ----------------------------
                                                                               March 31,     December 31,
                                                                                 1998            1997*
                                                                             ----------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $     98.2      $     96.0
   Receivables:
     Trade                                                                      1,223.6         1,419.0
     Affiliates                                                                    41.3            43.8
   Due from parent                                                                   --            93.0
   Inventories (Note 7)                                                           320.6           315.6
   Commodity trading assets                                                       232.3           180.3
   Deferred income taxes - affiliates                                              86.2            86.1
   Other                                                                           97.1           113.9
                                                                             ----------      ----------
     Total current assets                                                       2,099.3         2,347.7

Due from parent                                                                      --           181.3

Investments, primarily in affiliates                                            1,305.8         1,175.9


Property, plant and equipment, at cost                                          6,483.5         6,223.9
Less accumulated depreciation and depletion                                    (1,732.3)       (1,690.3)
                                                                             ----------      ----------
                                                                                4,751.2         4,533.6

Goodwill and other intangible assets--net                                         605.5           600.6
Non-current commodity trading assets                                              168.5           141.4
Other assets and deferred charges                                                 129.8           122.4
                                                                             ----------      ----------
     Total assets                                                            $  9,060.1      $  9,102.9
                                                                             ==========      ==========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Notes payable (Note 8)                                                    $    696.9      $    701.0
   Accounts payable:
     Trade                                                                        904.1         1,143.7
     Affiliates                                                                    79.3            69.2
   Accrued liabilities                                                            524.7           528.4
   Commodity trading liabilities                                                  233.6           182.0
   Long-term debt due within one year (Note 8)                                      4.3            75.7
                                                                             ----------      ----------
     Total current liabilities                                                  2,442.9         2,700.0

Long-term debt (Note 8 and Note 9)
   Affiliates                                                                     275.6              --
   Other                                                                        1,294.3         1,525.5
Deferred income taxes - affiliates                                                860.1           807.8
Non-current commodity trading liabilities                                         226.5           201.7
Other liabilities                                                                 200.6           197.6
Minority interest in consolidated subsidiaries                                    173.4           144.8

Contingent liabilities and commitments (Note 10)

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares authorized and outstanding               --              --
   Capital in excess of par value                                               1,675.0         1,664.8
   Retained earnings                                                            1,605.5         1,616.6
   Net unrealized gain on non-current marketable securities                       308.3           244.1
   Other                                                                           (2.1)             --
                                                                             ----------      ----------
     Total stockholder's equity                                                 3,586.7         3,525.5
                                                                             ----------      ----------
     Total liabilities and stockholder's equity                              $  9,060.1      $  9,102.9
                                                                             ==========      ==========

*Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests. (See Note 2 for additional information.)

                       Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                  (Millions)
                                                                          ----------------------------
                                                                          Three months ended March 31,
                                                                          ----------------------------
                                                                             1998            1997*
                                                                          ----------------------------
OPERATING ACTIVITIES:
Net income                                                                 $   5.7         $ 125.0
Adjustments to reconcile to cash provided from operations:
   Extraordinary loss                                                          4.8              --
   Depreciation, depletion and amortization                                   76.7            65.6
   Provision for deferred income taxes                                         9.2             5.4
   Gain on dispositions of property                                           (1.0)          (69.5)
   Minority interest in income of consolidated subsidiaries                    2.3             1.1
   Cash provided (used) by changes in assets and liabilities:
      Receivables sold                                                          --           200.0
      Receivables                                                            234.5           209.5
      Inventories                                                             (4.0)           (4.5)
      Other current assets                                                    10.2            26.9
      Accounts payable                                                      (238.8)         (317.0)
      Accrued liabilities                                                    (52.2)           (9.2)
      Receivables/payables with affiliates                                    11.7            59.8
      Current commodity trading assets and liabilities                         (.4)          (10.8)
      Non-current commodity trading assets and liabilities                    (2.4)             .5
Other, including changes in non-current assets and liabilities                 8.7             3.6
                                                                            --------        --------

        Net cash provided by operating activities                             65.0           286.4
                                                                            --------        --------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                49.7              --
   Payments of notes payable                                                (197.2)         (116.2)
   Proceeds from long-term debt                                              197.4           284.0
   Payments of long-term debt                                               (364.3)         (103.9)
   Changes in parent company advances                                        275.6              --
   Dividends                                                                 (13.9)          (49.6)
   Capital contributions                                                       8.2             4.2
   Other--net                                                                 25.7            (3.9)
                                                                            --------        --------
      Net cash provided (used) by financing activities                       (18.8)           14.6
                                                                            ---------       --------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                  (299.6)         (112.5)
      Proceeds from dispositions                                               2.6             6.5
   Acquisition of businesses, net of cash acquired                              --           (19.7)
   Proceeds from sales assets                                                   --            66.0
   Purchase of investments/advances to affiliate                             (14.6)         (131.4)
   Changes in advances to parent company                                     274.3          (102.7)
   Other--net                                                                 (6.7)           17.0
                                                                            --------        --------

      Net cash used by investing activities                                  (44.0)         (276.8)
                                                                            --------        --------

      Increase in cash and cash equivalents                                    2.2            24.2

Cash and cash equivalents at beginning of period                              96.0           149.2
                                                                            --------        --------
Cash and cash equivalents at end of period                                 $  98.2         $ 173.4
                                                                            ========        ========

* Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests. (See Note 2 for additional information.)

                             See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  General


    Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the supplemental consolidated financial statements and notes thereto for Williams Holdings' Current Report on Form 8-K filed April 29, 1998. The accompanying financial statements have not been audited by independent auditors, but include all adjustments, both normal recurring and others, which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

2.  Basis of presentation


    On March 28, 1998, Williams Holdings completed the acquisition of MAPCO Inc. by exchanging shares of Williams common stock for outstanding MAPCO common stock and employee stock options (see Note 3). Upon completion of the merger, Williams transferred its interest in MAPCO to Williams Holdings, and MAPCO became part of the Energy Services business unit. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes have been restated to reflect the results of operations, financial position and cash flows as if the companies had been combined throughout the periods presented. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing businesses, and has become part of the Energy Services business unit. MAPCO's propane marketing operations are included in Energy Marketing & Trading; its natural gas liquids operations are included in Midstream Gas & Liquids; and its petroleum refining and retail petroleum operations are included in Petroleum Services. Revenues and operating profit amounts previously reported as Field Services are now included in Midstream Gas & Liquids.

    On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC (LLC), formerly WilTel Communications, LLC. Communications' revenues and operating profit amounts for 1997 include the operating results of the LLC beginning May 1, 1997.

    If the transaction occurred on January 1, 1997, Williams Holdings' unaudited pro forma revenues for the three months ended March 31, 1997 would have been $1.6 billion. The pro forma effect of the transaction on Williams Holdings' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1997, or of future results of operations of the combined companies.



3. MAPCO acquisition


    On November 24, 1997, Williams and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. The merger was consummated on March 28, 1998, with the issuance of 98.6 million shares of Williams common stock.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Intercompany transactions between Williams Holdings and MAPCO prior to the merger have been eliminated, and no material adjustments were necessary to conform MAPCO's accounting policies.

    In connection with the merger, Williams Holdings recognized approximately $52 million in merger-related costs comprised primarily of outside professional fees and early retirement and severance costs. Approximately $36 million of these merger-related costs are included in other (income) expense-net as a component of Energy Services' operating profit and approximately $16 million is included in general corporate expenses. During 1997, payments of $32.6 million were made for non-compete agreements. These costs will be amortized over one to three years after the merger completion date.

    The results of operations for each company and the combined amounts presented in Williams Holdings' consolidated statement of income are as follows:

                                 Three Months Ended March 31,
                                 ----------------------------
(Millions)                           1998            1997
                                   --------        --------
Revenues:
   Williams Holdings               $  682.0        $  529.2
   MAPCO                              823.8           931.2
   Intercompany eliminations           (1.3)           (4.0)
                                   --------        --------

Combined                           $1,504.5        $1,456.4
                                   ========        ========
Net income (loss):
   Williams Holdings                   (2.7)           52.3
   MAPCO                                8.4            72.7
                                   --------        --------

Combined                           $    5.7        $  125.0
                                   ========        ========

4.  Sale of assets

    In January 1997, Williams Holdings sold its interest in the natural gas liquids and condensate reserves in the West Panhandle field of Texas for $66 million in cash. The sale resulted in a $66 million pre-tax gain on the transaction, because the related reserves had no book value.

5.  Provision for income taxes


    The provision for income taxes includes:

                         Three months ended
(Millions)                    March 31,
                      ----------------------
                        1998           1997
                      -------        -------
Current:
   Federal            $  (3.5)       $  59.8
   State                   .8            4.5
   Foreign                 .3             --
                      -------        -------
                         (2.4)          64.3

Deferred:
   Federal                8.8            2.8
   State                   .4            2.6
                      -------        -------
                          9.2            5.4
                      -------        -------
Total provision       $   6.8        $  69.7
                      =======        =======

    The effective income tax rate for 1998 and 1997 is greater than the federal statutory rate due primarily to the effects of state income taxes. Partially offsetting in 1997 were the effects of income tax credits from coal-seam gas production.


6.  Extraordinary loss

    The extraordinary loss in 1998 resulted from the early extinguishment of debt. Williams Holdings paid $54.4 million to redeem higher interest rate debt for a $4.8 million net loss (net of a $2.6 million benefit for income taxes).

7. Inventories

                                            March 31,   December 31,
                                            ---------   ------------
(Millions)                                    1998          1997
                                              ----          ----
Raw materials:
   Crude oil                                $  31.9       $  30.5
   Other                                        2.0           5.2
                                            -------       -------
                                               33.9          35.7

Finished goods:
   Refined petroleum products                 145.4         122.3
   Fertilizer and natural gas liquids          29.0          43.8
   General merchandise &
        communications equipment               88.8          90.0
                                            -------       -------
                                              263.2         256.1

Materials and supplies                         19.5          19.0
Other                                           4.0           4.8
                                            -------       -------
                                            $ 320.6       $ 315.6
                                            =======       =======

8.  Debt and banking arrangements

Notes Payable

    During 1998, Williams Holdings increased its commercial paper program to $1 billion. The commercial paper program is backed by short-term bank-credit facilities totaling $1 billion. At March 31, 1998, $697 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

                                            Weighted-
                                            average
                                            interest       March 31,      December 31,
(Millions)                                    rate*         1998             1997
-------------------------------------------------------------------------------------------
Williams Holdings of Delaware, Inc.
   Revolving credit loans                      6.6%        $  200.0        $  200.0
   Debentures, 6.25% and 7.7%,
     payable 2006 and 2027                     5.5            351.8           351.8
   Notes, 6.365%-8.87%, payable
     through 2002                              7.7            572.3           572.3
MAPCO Inc. and subsidiaries
   Commercial paper and bank
     money market lines                         --               --           135.8
MAPCO Natural Gas Liquids, Inc.
   Notes, 6.67% - 8.95%, payable
     through 2022                              7.5            165.0           165.0
Williams Communications Solutions, LLC
   Revolving credit loans                       --               --           125.0
Other, payable through 2005                    7.6              9.5            51.3
                                                           --------        --------
                                                            1,298.6         1,601.2
Current portion of long-term debt                              (4.3)          (75.7)
                                                           --------        --------

                                                           $1,294.3        $1,525.5
                                                           ========        ========

*   At March 31, 1998, including the effects of interest-rate swaps.

    Under Williams $1 billion credit agreement, Williams Communications Solutions, LLC has access to varying amounts of the facility, while Williams (parent) and Williams Holdings (parent) have access to all unborrowed amounts. Interest rates vary with current market conditions.

    For financial statement purposes at March 31, 1998, current debt obligations of $61 million have been classified as non-current obligations based on Williams Holdings' intent and ability to refinance on a long-term basis. At March 31, 1998, the amount available on the $1 billion credit agreement of $800 million is sufficient to complete these refinancings.

9.  Related party transactions

    Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. Investing income includes $8.2 million and $7.7 million for the three months ended March 31, 1998 and 1997, respectively, from advances to affiliates.

    Williams Holdings' subsidiaries have transactions primarily with the following affiliates: Central, Northwest Pipeline, Texas Gas Transmission, and Transcontinental Gas Pipe Line. Energy Marketing & Trading's revenues include natural gas sales to affiliates of $90.9 million and $105.5 million for the three months ended March 31, 1998 and 1997, respectively. Energy Marketing & Trading also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $28.8 million and $29.4 million for the three months ended March 31, 1998 and 1997, respectively. These sales and costs are included in Energy Marketing & Trading's revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

10. Contingent liabilities and commitments


Rate and regulatory matters

    Williams Pipe Line has various regulatory proceedings pending. As a result of rulings in these proceedings, a portion of its revenues has been collected subject to refund. Such revenues were $345 million at March 31, 1998. As a result of various Federal Energy Regulatory Commission (FERC) rulings in these and other proceedings, Williams Pipe Line does not expect that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund.

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

    The Midstream Gas & Liquids unit of Energy Services (WES) has recorded an aggregate liability of approximately $11 million, representing the current estimate of its future environmental and remediation costs, including approximately $5 million relating to former Williams Gas Pipelines Central.

    WES also accrues environmental remediation costs for its retail petroleum, refining and propane marketing operations primarily related to soil and groundwater contamination. At March 31, 1998, WES and its subsidiaries had reserves, in addition to the reserves listed above, totaling approximately $23 million. WES recognizes receivables related to environmental remediation costs from state funds as a result of laws permitting states to reimburse certain expenses associated with underground storage tank problems and repairs. At March 31, 1998, WES and its subsidiaries had receivables totaling $12 million.

Other legal matters

    On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of MAPCO Inc., Seminole Pipeline Company ("Seminole"). MAPCO Inc., as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the above-mentioned subsidiaries of MAPCO Inc. have settled in excess of 1,600 claims in these lawsuits. The only lawsuit remaining is the Dallmeyer case, which was tried before a jury in Harris County. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO Inc. and its subsidiaries totaled approximately $72 million, which included nearly $65 million of punitive damages awarded to the 21 plaintiffs.

    Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants prevail on appeal, it will result in an award significantly less than the judgment. The plaintiffs have cross-appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million.

    In February and March 1998, the Company entered into settlement agreements involving 17 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of $10 million. These settlements have satisfied and reduced the judgment on appeal by approximately $42 million.

    As to the remaining four plaintiffs, the Company is continuing with settlement negotiations and believes that any final agreement reached with these plaintiffs will significantly reduce the Company's liability under the judgment.

    Management believes that it has defenses of considerable merit and will vigorously litigate the Dallmeyer appeal or seek a satisfactory settlement, but is not able to predict the ultimate outcome of this matter at this time. The Company has accrued a liability representing an estimate of amounts it expects to incur to finally resolve all litigation.

    In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On December 4, 1997, the Tenth Circuit Court of Appeals agreed to rehear the appeal, and on March 17, 1998, the Court sitting en banc heard oral arguments. The parties await the Court of Appeals' decision.

    Williams Communications, Inc. filed suit on March 20, 1998, against WorldCom Network Services, Inc. (WorldCom) in district court in Tulsa County in order to prevent WorldCom from disconnecting any Williams Holdings' equipment on the WorldCom network. This suit seeks a declaratory judgment that the single fiber retained by Williams Holdings on the WorldCom network can be used for specified multimedia uses and that WorldCom is required to permit Williams Holdings to purchase additional fiber either acquired or constructed by WorldCom.
WorldCom has denied Williams Holdings' claims and has asserted various counterclaims for monetary damages, recession and injunctive relief.

    In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. Transcontinental Gas Pipe Line intends to appeal. In the other case, a producer has asserted damages, including interest calculated through December 31, 1997, of approximately $6 million.

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



11. Adoption of accounting standards


    The Financial Accounting Standards Board issued two new accounting standards, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Both standards, effective for fiscal years beginning after December 15, 1997, are disclosure-oriented standards. Therefore, neither standard will affect Williams' reported consolidated net income or cash flows.

12. Comprehensive income


Comprehensive income for the three months ended March 31 is as follows:

(Millions)                                   1998           1997
                                           -------        -------
Net income                                 $   5.7        $ 125.0
Other comprehensive income:
   Unrealized gain on debentures              93.4           85.8
   Unrealized gains on securities             13.3             --
   Foreign currency translation
      adjustments                             (2.1)            --
                                           -------        -------
Comprehensive income before taxes            110.3          210.8
Income taxes                                  42.5           34.3
                                           -------        -------
Comprehensive income                       $  67.8        $ 176.5
                                           =======        =======

                                     ITEM 2.
                       Management's Narrative Analysis of
                            the Results of Operations

MAPCO Acquisition

    On November 24, 1997, Williams (Williams Holdings' parent) and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. The merger was consummated on March 28, 1998, with the issuance of 98.6 million shares of Williams common stock. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing businesses. Upon completion of the merger, Williams transferred its interest in MAPCO to Williams Holdings, and MAPCO became part of the Energy Services business unit.

    The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period financial information presented has been restated to include the combined results of operations and financial condition of MAPCO as though it had always been a part of Williams Holdings.

Results of Operations

First Quarter 1998 vs. First Quarter 1997

    ENERGY MARKETING & TRADING'S revenues decreased $57.3 million, or 29 percent, due primarily to the $47 million impact of lower average propane sales prices as compared to 1997 when sales prices were unusually high. Revenues associated with the natural gas and petroleum products price-risk management business decreased $19 million due to unfavorable market movement against both the natural gas and petroleum products portfolios, attributable in part to a warmer than normal winter over much of the country, lower natural gas market volatility and significant short-term market volatility for crude oil. In addition, natural gas contract origination revenues declined. Partially offsetting the decreases were increases in natural gas and petroleum products physical and notional trading volumes, $10 million higher revenues from increased propane sales volumes and higher revenues from an increase in electric power marketing. Costs and operating expenses decreased $51 million, or 34 percent, due primarily to lower average propane purchase prices. Operating profit decreased $15.2 million, or 52 percent, due primarily to the net decline in revenues from price-risk management and energy trading activities and a $10 million increase in general and administrative expenses related to increased infrastructure, partially offset by $7 million of higher propane margins.

    EXPLORATION & PRODUCTION'S revenues increased $2.8 million, or 7 percent, due primarily to the recognition of $8 million in deferred income resulting from a transaction that transferred certain tax credits to a third party, and an increase in both company-owned production volumes sold and marketing volumes from Williams Coal Seam Gas Royalty Trust, partially offset by lower average natural gas sales prices. Operating profit increased $1.7 million, or 16 percent, due primarily to the recognition of deferred income and increased company-owned production, substantially offset by lower average sales prices, higher depreciation and depletion and increased dry hole costs.

    MIDSTREAM GAS & LIQUIDS' revenues decreased $85.3 million, or 23 percent, due primarily to a $17 million impact from the shutdown of the Canadian marketing operations, lower liquids sales from processing activities of $11 million, $8 million lower pipeline transportation revenues resulting from decreased shipments, and a decline in revenues from liquids marketing of $49 million. These decreases were slightly offset by $6 million higher gathering revenues due to higher average gathering rates. The $11 million decrease in liquids sales from processing activities reflects lower average liquids prices, partially offset by 13 percent higher volumes. The $49 million decrease in liquids marketing revenues reflects significantly lower average sales prices combined with decreased volumes. Costs and operating expenses decreased $64 million, or 23 percent, due primarily to lower liquids marketing purchases and the shutdown of the Canadian marketing operations. Operating profit decreased $19.5 million, or 24 percent, due primarily to $11 million lower per-unit liquids margins from processing activities, decreased pipeline shipments and higher operating, maintenance and depreciation expenses, partially offset by higher gathering revenues.

    PETROLEUM SERVICES' revenues increased $19.4 million, or 3 percent, due primarily to revenues of $13 million from energy information management operations not present in 1997, a $10 million increase in convenience store merchandise sales following the May 1997 EZ-Serve acquisition and $6 million from higher ethanol sales, partially offset by a $10 million decrease in retail gasoline and diesel fuel sales reflecting lower average prices. The ethanol sales increase reflects 33 percent higher ethanol sales volumes partially offset by lower average ethanol sales prices. A $176 million revenue increase from refining operations due to increases in processed and purchased barrels sold was offset by significantly lower average sales prices. Costs and operating expenses increased $17.1 million, or 3 percent, due primarily to $16 million in operating costs of energy information management operations not present in 1997, a $12 million increase in merchandise purchases and convenience store operating costs following the May 1997 EZ-Serve convenience stores acquisition, $6 million associated with increased ethanol production, and increased maintenance and production costs of $5 million at the Memphis refinery, partially offset by $19 million lower crude and refined product purchases. The decrease in crude purchases reflects a $191 million decrease due to lower average purchase prices, substantially offset by a $172 million increase due to increased volumes purchased. Operating profit increased $1.2 million, or 3 percent, due primarily to a $17 million increase in margins from refining operations reflecting increased volumes sold and $2 million lower transportation operating expenses, substantially offset by $5 million higher maintenance and production costs at the Memphis refinery, $8 million from lower per-unit margins from refining operations and $3 million of operating loss associated with the new energy information management operations.

    COMMUNICATIONS' revenues increased $171.2 million, or 79 percent, primarily because first-quarter 1998 includes $147 million of revenue from the customer premise equipment sales and services operations of Northern Telecom (Nortel) which were combined with Williams in the second quarter of 1997. The number of ports in service at March 31, 1998, more than doubled from March 31, 1997, while fiber billable minutes from occasional service decreased 10 percent from the first quarter 1997. Dedicated service voice-grade equivalent miles at March 31, 1998, increased 32 percent as compared with March 31, 1997. Costs and operating expenses increased $135 million, or 84 percent, due primarily to the combination with Nortel and increased business activity. Selling, general, and administrative expenses increased $55 million, or 96 percent, due primarily to the combination with Nortel, increased business activity and the expansion of the infrastructure in support of the development of a new national digital fiber-optic network. Operating profit decreased $18.1 million to a $20.1 million operating loss, due primarily to the increased costs of substantially expanding the infrastructure.

    GENERAL CORPORATE EXPENSE increased $17.9 million, or 129 percent, due primarily to MAPCO merger-related costs. An additional $35.9 million of such costs are included in other (income) expense - net as a component of Energy Services' operating profit. Interest accrued increased $8 million, or 30 percent, due primarily to higher borrowing levels including Williams Holdings' commercial paper program, partially offset by a lower average interest rate. The lower average interest rate reflects the impact of lower rates on commercial paper borrowings. Interest capitalized increased $6.1 million to $7.4 million due primarily to capital expenditures for Communications' fiber-optic network and the Discovery pipeline project. Investing income decreased $3.2 million, or 25 percent, due primarily to a decrease in equity earnings. The $66 million 1997 gain on sale of assets results from the sale of Williams Holdings' interest in the liquids and condensate reserves in the West Panhandle field of Texas (see
Note 4). Other income (expense) - net is $5.2 million unfavorable as compared to 1997 due primarily to a 1997 gain of $4 million on the termination of interest rate swap agreements.

    The $62.9 million, or 90 percent, decrease in the provision for income taxes is primarily a result of lower pre-tax income. The effective income tax rate in 1998 and 1997 exceeds the federal statutory rate due primarily to the effects of state income taxes. Partially offsetting in 1997 were income tax credits from coal-seam gas production.

    The $4.8 million 1998 extraordinary loss results from the early extinguishment of debt (see Note 6).

Year 2000 Compliance

Williams and its wholly-owned subsidiaries, which includes Williams Holdings, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to traditional information technology areas has been substantially completed. The assessment phase for non-traditional information technology areas has been completed for certain business units and is expected to be substantially completed in mid-1998 for the other business units. Necessary conversion, replacement and testing activities have begun and will continue throughout the process. Williams Holdings has initiated a formal communications process with other companies with which Williams Holdings' systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. Where necessary, Williams Holdings will be working with those companies to mitigate any material adverse effect on Williams Holdings.

Williams Holdings expects to utilize both internal and external resources to complete this process. Existing resources will be redeployed and previously planned system replacements will be accelerated during this time. For example, implementation of previously planned financial and human resources systems is currently in process. These systems will address the year 2000 compliance issues in certain areas. In addition, one of Williams Holdings' subsidiaries, MAPCO, has replaced or is replacing six major applications. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred.

While the total cost of Williams' enterprise-wide project is still being evaluated, Williams Holdings estimates that future costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will total at least $25 million. Williams Holdings will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibits listed below are filed as part of this report:

                Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

        (b) During the first quarter of 1998, Williams Holdings did not file a Form 8-K.

                                    SIGNATURE


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WILLIAMS HOLDINGS OF DELAWARE, INC.
                                        (Registrant)



                                         /s/ Gary R. Belitz
                                        ----------------------------------------
                                        Gary R. Belitz
                                        Controller
                                        (Duly Authorized Officer and
                                          Principal Accounting Officer)



May 15, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  12                Computation of Ratio of Earnings to fixed charges.