Form 10-Q
period 1998-06-30
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1998-08-14
CIK 947779

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)


( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1998
                               -------------------------------------------------

                                       OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number                     000-20555
                      ----------------------------------------------------------

                       WILLIAMS HOLDINGS OF DELAWARE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      73-1455707
---------------------------------------     ------------------------------------
   (State of Incorporation)                 (IRS Employer Identification Number)

        ONE WILLIAMS CENTER
          TULSA, OKLAHOMA                                  74172
---------------------------------------     ------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number:                         (918) 573-2000
                                          --------------------------------------

                                    NO CHANGE
--------------------------------------------------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                 ------       -------

    The number of shares of the registrant's Common Stock outstanding at July 31, 1998, was 1,000, all of which are owned by The Williams Companies, Inc.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                                      INDEX



Part I.  Financial Information                                                                                     Page

     Item 1.  Financial Statements


        Consolidated Statement of Income--Three and Six Months Ended
           June 30, 1998 and 1997                                                                                     2


        Consolidated Balance Sheet--June 30, 1998 and December 31, 1997                                               3


        Consolidated Statement of Cash Flows--Six Months Ended
           June 30, 1998 and 1997                                                                                     4

        Notes to Consolidated Financial Statements                                                                    5


     Item 2.  Management's Narrative Analysis of the Results of Operations                                           10


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                                       13

        Exhibit 12--Computation of Ratio of Earnings to Fixed Charges



Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Williams Holdings of Delaware, Inc. believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in the Williams Holdings of Delaware, Inc.'s Current Report on Form 8-K dated May 18, 1998.

                       Williams Holdings of Delaware, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)





                                                                            (Millions)
                                                           ------------------------------------------------
                                                           Three months ended         Six months ended
                                                                  June 30,                 June 30,
                                                           ------------------------------------------------
                                                              1998         1997*       1998         1997*
                                                           ----------   ----------  ----------   ----------

Revenues (Note 11):
    Energy Services:
      Energy Marketing & Trading                           $    174.6   $    429.6  $    655.2   $    987.2
      Exploration & Production                                   37.5         24.6        78.1         62.4
      Midstream Gas & Liquids                                   192.8        229.5       409.7        480.4
      Petroleum Services                                        722.5        658.6     1,325.6      1,297.1
    Communications (Note 2)                                     413.3        359.1       801.1        575.7
    Other                                                        13.3          9.2        25.5         19.1
    Intercompany eliminations                                  (170.1)      (225.0)     (406.8)      (479.9)
                                                           ----------   ----------  ----------   ----------
      Total revenues                                          1,383.9      1,485.6     2,888.4      2,942.0
                                                           ----------   ----------  ----------   ----------


Profit-center costs and expenses (Note 11):
    Costs and operating expenses                              1,078.7      1,227.5     2,303.9      2,425.5
    Selling, general and administrative expenses                186.4        138.8       357.7        242.7
    Other (income) expense--net (Notes 3 and 4)                  22.4         (1.4)       57.4         (1.8)
                                                           ----------   ----------  ----------   ----------
      Total profit-center costs and expenses                  1,287.5      1,364.9     2,719.0      2,666.4
                                                           ----------   ----------  ----------   ----------
Operating profit:
    Energy Services:
      Energy Marketing & Trading                                  4.1        (20.3)       20.7         12.2
      Exploration & Production                                    8.0          4.1        20.3         14.7
      Midstream Gas & Liquids                                    51.1         68.8       114.1        149.8
      Petroleum Services (Note 3)                                45.5         61.6        79.0         94.7
      Merger-related costs (Note 4)                              (6.1)        --         (42.0)        --
    Communications (Note 2)                                     (10.5)         3.3       (30.6)         1.3
    Other                                                         4.3          3.2         7.9          2.9
                                                           ----------   ----------  ----------   ----------
           Total operating profit                                96.4        120.7       169.4        275.6

General corporate expenses (Note 4)                             (10.1)       (14.4)      (41.9)       (28.3)
Interest accrued (Note 11)                                      (38.8)       (33.3)      (73.1)       (59.6)
Interest capitalized                                              6.8          4.1        14.2          5.4
Investing income (Note 11)                                         .1         10.4         9.6         23.1
Gain on sale of interest in subsidiary (Note 5)                  --           --          --           66.0
Gain on sale of assets (Note 6)                                  --           44.5        --           44.5
Minority interest in income of consolidated subsidiaries         (3.3)        (6.3)       (5.6)        (7.4)
Other  expense--net                                             (10.4)        (2.1)      (14.6)        (1.0)
                                                           ----------   ----------  ----------   ----------
Income before income taxes and extraordinary loss                40.7        123.6        58.0        318.3
Provision for income taxes (Note 7)                              17.8         27.4        24.6         97.1
                                                           ----------   ----------  ----------   ----------
Income before extraordinary loss                                 22.9         96.2        33.4        221.2
Extraordinary loss (Note 8)                                      --           --          (4.8)        --
                                                           ----------   ----------  ----------   ----------
Net income                                                 $     22.9   $     96.2  $     28.6   $    221.2
                                                           ==========   ==========  ==========   ==========


*Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests, and certain revenue amounts have been reclassified to conform to current year classifications. (See Note 2 for additional information.)

                             See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)



                                                                                (Millions)
                                                                         ------------------------
                                                                          June 30,   December 31,
                                                                            1998         1997*
                                                                         ---------   ------------

ASSETS
Current assets:
   Cash and cash equivalents                                             $    93.2    $    96.0
   Receivables:
     Trade                                                                 1,291.1      1,419.0
     Affiliates                                                               38.0         43.8
   Due from parent                                                              --         93.0
   Inventories (Note 9)                                                      358.5        315.6
   Commodity trading assets                                                  577.2        180.3
   Deferred income taxes - affiliates                                         85.8         86.1
   Other                                                                     141.3        113.9
                                                                         ---------    ---------
     Total current assets                                                  2,585.1      2,347.7

Due from parent                                                                 --        181.3

Investments, primarily in affiliates                                       1,619.6      1,175.9


Property, plant and equipment, at cost                                     6,783.9      6,223.9
Less accumulated depreciation and depletion                               (1,791.1)    (1,690.3)
                                                                         ---------    ---------
                                                                           4,992.8      4,533.6

Goodwill and other intangible assets--net                                    598.8        600.6
Non-current commodity trading assets                                         234.2        141.4
Other assets and deferred charges                                            130.4        122.4
                                                                         ---------    ---------

     Total assets                                                        $10,160.9    $ 9,102.9
                                                                         =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Notes payable (Note 10)                                               $   816.5    $   701.0
   Accounts payable:
     Trade                                                                   927.4      1,143.7
     Affiliates                                                              107.1         69.2
   Accrued liabilities                                                       549.1        528.4
   Commodity trading liabilities                                             592.1        182.0
   Long-term debt due within one year (Note 10)                               29.2         75.7
                                                                         ---------    ---------
     Total current liabilities                                             3,021.4      2,700.0

Long-term debt (Notes 10 and 11)
   Affiliates                                                                176.1           --
   Other                                                                   1,760.5      1,525.5
Deferred income taxes - affiliates                                           895.0        807.8
Non-current commodity trading liabilities                                    280.0        201.7
Other liabilities                                                            191.9        197.6
Minority interest in consolidated subsidiaries                               183.1        144.8

Contingent liabilities and commitments (Note 12)

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares authorized and outstanding          --           --
   Capital in excess of par value                                          1,677.7      1,664.8
   Retained earnings                                                       1,628.2      1,616.6
   Net unrealized gain on non-current marketable securities                  349.6        244.1
   Other                                                                      (2.6)          --
                                                                         ---------    ---------
     Total stockholder's equity                                            3,652.9      3,525.5
                                                                         ---------    ---------
     Total liabilities and stockholder's equity                          $10,160.9    $ 9,102.9
                                                                         =========    =========


*Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests. (See Note 2 for additional information).

                            See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)




                                                                            (Millions)
                                                                      -------------------------
                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                          1998       1997*
                                                                      -------------------------
OPERATING ACTIVITIES:
Net income                                                             $  28.6     $ 221.2
Adjustments to reconcile to cash provided from operations:
    Extraordinary loss                                                     4.8          --
    Depreciation, depletion and amortization                             157.6       133.6
    Provision for deferred income taxes                                   24.2        20.7
    Gain on dispositions of property and interest in subsidiary           (1.3)     (109.3)
    Minority interest in income of consolidated subsidiaries               5.6         7.4
    Cash provided (used) by changes in assets and liabilities:
      Receivables sold                                                      --       159.8
      Receivables                                                        125.0       246.6
      Inventories                                                        (42.5)      (45.2)
      Other current assets                                               (42.4)       12.6
      Accounts payable                                                  (214.9)     (282.0)
      Accrued liabilities                                                 18.9       (62.8)
      Receivables/payables with affiliates                                42.3        40.5
      Current commodity trading assets and liabilities                    13.3        (4.1)
      Non-current commodity trading assets and liabilities               (14.5)      (10.2)
    Other, including changes in non-current assets and liabilities         1.8         5.6
                                                                       -------     -------
      Net cash provided by operating activities                          106.5       334.4
                                                                       -------     -------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                          350.1        10.0
    Payments of notes payable                                           (275.4)      (62.4)
    Proceeds from long-term debt                                         447.4       517.3
    Payments of long-term debt                                          (221.2)      (68.6)
    Changes in parent company advances                                   176.1          --
    Dividends                                                            (14.0)      (77.3)
    Capital contributions                                                 10.9         4.6
    Other--net                                                            36.4        (4.7)
                                                                       -------     -------
      Net cash provided by financing activities                          510.3       318.9
                                                                       -------     -------

INVESTING ACTIVITIES:
    Property, plant and equipment:
      Capital expenditures                                              (613.2)     (305.2)
      Proceeds from dispositions                                          13.8        64.1
    Acquisition of businesses, net of cash acquired                         --      (129.8)
    Proceeds from sale of assets                                            --        66.0
    Purchase of investments/advances to affiliates                      (292.8)     (165.1)
    Changes in advances to parent company                                274.3      (176.4)
    Other--net                                                            (1.7)        8.7
                                                                       -------     -------
      Net cash used by investing activities                             (619.6)     (637.7)
                                                                       -------     -------
      Increase (decrease) in cash and cash equivalents                    (2.8)       15.6

Cash and cash equivalents at beginning of period                          96.0       149.2
                                                                       -------     -------
Cash and cash equivalents at end of period                             $  93.2     $ 164.8
                                                                       =======     =======


* Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests. (See Note 2 for additional information).

                             See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. General


   Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto for Williams Holdings' Current Report on Form 8-K dated May 18, 1998. The accompanying financial statements have not been audited by independent auditors, but include all adjustments, both normal recurring and others, which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

2. Basis of presentation


   On March 28, 1998, Williams completed the acquisition of MAPCO Inc. by exchanging shares of Williams common stock for outstanding MAPCO common stock and employee stock options (see Note 4). Upon completion of the merger, Williams transferred its interest in MAPCO to Williams Holdings, and MAPCO became part of the Energy Services business unit. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes have been restated to reflect the results of operations, financial position and cash flows as if the companies had been combined throughout the periods presented. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing businesses.

   Effective April 1, 1998, certain marketing activities of natural gas liquids (previously reported in Midstream Gas & Liquids) and petroleum refining products (previously reported in Petroleum Services) were transferred to Energy Marketing & Trading and combined with its commodity risk trading operations. As a result, revenues and operating profit amounts for the three months and six months ended June 30, 1997, have been restated to reflect this classification. These marketing activities are reported through first quarter 1998 on a "gross" basis in the Consolidated Statement of Income as revenues and profit-center costs within Energy Marketing & Trading. Concurrent with completing the combination of such activities with the commodity risk trading operations of Energy Marketing & Trading, the related contract rights and obligations of certain of these operations were recorded in the Consolidated Balance Sheet on a market-value basis consistent with Energy Marketing & Trading's accounting policy, and the income statement presentation relating to these operations was changed effective April 1, 1998, to reflect these revenues net of the related costs to purchase such items.

   On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer-premise equipment operations into a limited liability company, Williams Communications Solutions, LLC (LLC). Communications' revenues and operating profit amounts include the operating results of the LLC beginning May 1, 1997 (see Note 5).

3.  Other (income) expense - net

   Included in the second-quarter 1998 other (income) expense-net on the Consolidated Statement of Income and operating profit for Petroleum Services is a $15.5 million loss provision for potential refunds to customers from a recent order from the Federal Energy Regulatory Commission (see Note 12 for additional information).


4.  MAPCO acquisition

   On November 24, 1997, Williams and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. The merger was consummated on March 28, 1998, with the issuance of 98.8 million shares of Williams common stock.

   The merger constitutes a tax-free reorganization and has been accounted for as a pooling of interests. Intercompany transactions between Williams Holdings and MAPCO prior to the merger have been eliminated, and no material adjustments were necessary to conform MAPCO's accounting policies.

   In connection with the merger, Williams Holdings has recognized approximately $61 million in merger-related costs comprised primarily of outside professional fees and early retirement and severance costs. Approximately $42 million of these merger-related costs are included in other (income) expense-net as a component of Energy Services' operating profit for the six months ended June 30, 1998, and approximately $19 million is included in general corporate expenses. During 1997, payments of $32.6 million were made for non-compete agreements. These costs are being amortized over one to three years from the merger completion date.

   The results of operations for each company and the combined amounts presented in Williams Holdings' consolidated statement of income are as follows:



                                 Three months     Three months     Six months
                                ended March 31,  ended June 30,   ended June 30,
                                     1998            1997             1997
                                 ------------     ------------    ------------

Revenues:
   Williams
      Holdings                   $      682.0    $      635.3    $    1,164.5
   MAPCO                                823.8           854.3         1,785.5
   Intercompany
     eliminations                        (1.3)           (4.0)           (8.0)
                                 ------------    ------------    ------------
Combined                         $    1,504.5    $    1,485.6    $    2,942.0
                                 ============    ============    ============

Net income (loss):
   Williams
      Holdings                   $       (2.7)   $       85.5    $      137.8
   MAPCO                                  8.4            10.7            83.4
                                 ------------    ------------    ------------
Combined                         $        5.7    $       96.2    $      221.2
                                 ============    ============    ============




5.  Sale of interest in subsidiary



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

   Williams Holdings recorded the 30 percent reduction in its operations contributed to the LLC as a sale to the minority shareholders of the LLC. Williams Holdings recognized a gain of $44.5 million based on the fair value of its operations contributed to the LLC. Income taxes were not provided on the gain because the transaction did not effect the differences between the financial and tax bases of identifiable assets and liabilities.

   If the transaction occurred on January 1, 1997, Williams Holdings' unaudited pro forma revenues for the six months ended June 30, 1997 would have been approximately $3.2 billion. The pro forma effect of the transaction on Williams Holdings' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1997, or of future results of operations of the combined companies.

6.  Sale of assets

   In January 1997, Williams Holdings sold its interest in the natural gas liquids and condensate reserves in the West Panhandle field of Texas for $66 million in cash. The sale resulted in a $66 million pre-tax gain on the transaction, because the related reserves had no book value.

7.  Provision for income taxes


   The provision for income taxes includes:



                                        Three months ended               Six months ended
(Millions)                                   June 30,                        June 30,
                                 --------------------------------   --------------------------------
                                      1998              1997            1998               1997
                                 --------------    --------------   --------------    --------------
Current:
   Federal                       $          3.3    $          7.8   $          (.2)   $         67.6
   State                                    (.8)              4.3               --               8.8
     Foreign                                 .3                --               .6                --
                                 --------------    --------------   --------------    --------------
                                            2.8              12.1               .4              76.4

Deferred:
     Federal                               12.1              12.7             20.9              15.5
     State                                  2.9               2.6              3.3               5.2
                                 --------------    --------------   --------------    --------------
                                           15.0              15.3             24.2              20.7
                                 --------------    --------------   --------------    --------------
Total provision                  $         17.8    $         27.4   $         24.6    $         97.1
                                 ==============    ==============   ==============    ==============


     The effective income tax rate for 1998 is greater than the federal statutory rate due primarily to the effects of state income taxes. The effective income tax rate for 1997 is less than the federal statutory rate due primarily to the non-taxable gain recognized in the second quarter (see Note 5) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

8.  Extraordinary loss

     The extraordinary loss in 1998 resulted from the early extinguishment of debt. Williams Holdings paid $54.4 million to redeem higher interest rate debt for a $4.8 million net loss (net of a $2.6 million benefit for income taxes).

9. Inventories





(Millions)                                        June 30,     December 31,
                                                    1998          1997
                                                ------------   ------------
Raw materials:
   Crude oil                                    $       47.7   $       30.5
   Other                                                 4.9            5.2
                                                ------------   ------------
                                                        52.6           35.7
Finished goods:
   Refined products                                    119.0          122.3
   Fertilizer and natural gas liquids                   65.6           43.8
   General merchandise &
      communications equipment                          79.6           90.0
                                                ------------   ------------
                                                       264.2          256.1

Materials and supplies                                  20.6           19.0
Natural gas in underground storage                      19.1             --
Other                                                    2.0            4.8
                                                ------------   ------------
                                                $      358.5   $      315.6
                                                ============   ============

10. Debt and banking arrangements

Notes payable

   During 1998, Williams Holdings increased its commercial paper program to $1 billion at June 30, 1998. The commercial paper program is backed by short-term bank-credit facilities totaling $1 billion. At June 30, 1998, $914 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

Debt

   Williams Holdings and Williams Communications Solutions, LLC also participates in Williams' $1 billion credit agreement under which the LLC has access to $300 million and Williams Holdings has access to all unborrowed amounts, subject to borrowings by other affiliated companies, including Williams (parent). Interest rates vary with current market conditions.

   For financial statement reporting purposes at June 30, 1998, $148 million in current debt obligations, including $98 million of commercial paper, have been classified as non-current obligations based on Williams Holdings' intent and ability to refinance on a long-term basis. At June 30, 1998, the amount available on the $1 billion credit agreement of $400 million is sufficient to complete these refinancings.



                                                  Weighted-
                                                   average
                                                   interest     June 30,     December 31,
(Millions)                                           rate*        1998          1997
                                                  ----------   ----------    ------------
Williams Holdings of
    Delaware, Inc.
    Revolving credit loans                             6.0%    $    600.0    $    200.0
    Commercial paper                                   5.8           98.0            --
    Debentures, 6.25% and 7.7%,
      payable 2006 and 2027                            5.5          351.9         351.8
    Notes, 6.365%-8.87%,
      payable through 2002                             7.7          567.2         572.3
MAPCO Inc.
    Commercial paper and bank
      money market lines                                --             --         135.8
MAPCO Natural Gas Liquids, Inc.
    Notes, 6.67%-8.95%, payable
      through 2022                                     7.8          165.0         165.0
Williams Communications
    Solutions
    Revolving credit loans                              --             --         125.0
Other, payable through 2005                            7.6            7.6          51.3
                                                               ----------    ----------
                                                                  1,789.7       1,601.2
Current portion of long-term debt                                   (29.2)        (75.7)
                                                               ----------    ----------
                                                               $  1,760.5    $  1,525.5
                                                               ==========    ==========

*At June 30, 1998, including the effects of interest-rate swaps.

11.  Related party transactions


    Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. Investing income includes $.9 million and $8.7 million for the three months ended June 30, 1998 and 1997, respectively, and $9.1 million and $16.4 million for the six months ended June 30, 1998 and 1997, respectively, from advances to affiliates.

    Williams Holdings' subsidiaries have transactions primarily with the following affiliates: Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Texas Gas Transmission, and Transcontinental Gas Pipe Line. Energy Marketing & Trading's revenues include natural gas sales to affiliates of $94.7 million and $110.9 million for the three months ended June 30, 1998 and 1997, respectively, and $185.6 million and $216.4 million for the six months ended June 30, 1998 and 1997, respectively. Energy Marketing & Trading also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $22.4 million and $11 million for the three months ended June 30, 1998 and 1997, respectively, and $51.2 million and $40.4 million for the six months ended June 30, 1998 and 1997, respectively. These sales and costs are included in Energy Marketing & Trading's revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

12.  Contingent liabilities and commitments

Rate and regulatory matters

    Williams Pipe Line has various regulatory proceedings pending. On July 15, 1998, Williams Pipe Line received an Order from the Federal Energy Regulatory Commission (FERC) which affirmed an administrative law judge's 1996 initial decision regarding rate-making proceedings for the period September 15, 1990 through May 1, 1992. The FERC has ruled that the company did not meet its burden of establishing that its transportation rates in its 12 noncompetitive markets were just and reasonable for the period and has ordered refunds. The company continues to believe it should prevail upon appeal regarding collected rates for that period. However, due to this FERC decision, the company accrued $15.5 million, including interest, in the second quarter of 1998 for potential refunds to customers for the issues described above. Since May 1, 1992, Williams Pipe Line has collected and recognized as revenues $113 million in noncompetitive markets that are in excess of tariff rates previously approved by the FERC and that are subject to refund with interest. The company believes that the tariff rates collected in these markets during this period will be justified in accordance with the FERC's cost-basis guidelines and will be making the appropriate filings with the FERC to support this position.

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

   The Midstream Gas & Liquids unit of Energy Services (WES) has recorded an aggregate liability of approximately $11 million, representing the current estimate of its future environmental and remediation costs, including approximately $5 million relating to former Williams Gas Pipelines Central facilities. WES also accrues environmental remediation costs for its retail petroleum, refining and propane marketing operations primarily related to soil and groundwater contamination. At June 30, 1998, WES and its subsidiaries had reserves, in addition to the reserves listed above, totaling approximately $23 million. WES recognizes receivables related to environmental remediation costs from state funds as a result of laws permitting states to reimburse certain expenses associated with underground storage tank problems and repairs. At June 30, 1998, WES and its subsidiaries had receivables totaling $12 million.

Other legal matters

   On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of MAPCO Inc., Seminole Pipeline Company ("Seminole"). MAPCO Inc., as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the above-mentioned subsidiaries of MAPCO Inc. have settled in excess of 1,600 claims in these lawsuits. The only lawsuit remaining is the Dallmeyer case, which was tried before a jury in Harris County. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO Inc. and its subsidiaries totaled approximately $72 million, which included nearly $65 million of punitive damages awarded to the 21 plaintiffs. Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants prevail on appeal, it will result in an award significantly less than the judgment. The plaintiffs have cross-appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million. In February and March 1998, the Company entered into settlement agreements involving 17 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of approximately $10 million. These settlements have satisfied and reduced the judgment on appeal by approximately $42 million. As to the remaining four plaintiffs, the Company is continuing with settlement negotiations and believes that any final agreement reached with these plaintiffs will significantly reduce the Company's liability under the judgment. The Company has accrued a liability representing an estimate of amounts it expects to incur to finally resolve all litigation.

   In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On July 20, 1998, the Court of Appeals sitting en banc affirmed the panel's decision. The defendants are considering an appeal to the Supreme Court.

   Williams Communications, Inc. filed suit on March 20, 1998, against WorldCom Network Services, Inc. (WorldCom) in district court in Tulsa County in order to prevent WorldCom from disconnecting any Williams Holdings' equipment on the WorldCom network. This suit sought a declaratory judgment that the single fiber retained by Williams Holdings on the WorldCom network could be used for specified multimedia uses, and that WorldCom was required to permit Williams Holdings to purchase additional fiber either acquired or constructed by WorldCom. WorldCom had denied Williams Holdings' claim and had asserted various counterclaims for monetary damages, recission and injunctive relief. This lawsuit was settled on July 9, 1998. The settlement resolves all claims for monetary damages permitted uses of Williams Holdings' fiber on the WorldCom network and Williams Holdings' right to purchase additional fiber on WorldCom fiber builds. There was no significant financial impact to Williams Holdings as a result of the settlement.

   In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco Energy Company and Transco Gas Supply Company (wholly-owned subsidiaries of Williams Holdings) have also been named as defendants in certain of these lawsuits. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. Transcontinental Gas Pipe Line is pursuing an appeal. In the other case, a producer has asserted damages, including interest calculated through December 31, 1997, of approximately $6 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of FERC Order 528.

   In connection with the sale of certain coal assets in 1996, MAPCO entered into a Letter Agreement with the buyer providing for indemnification by MAPCO for reductions in the price or tonnage of coal delivered under a certain pre-existing Coal Sales Agreement dated December 1, 1986. The Letter Agreement is effective for the period July 1, 1996 through December 31, 2002 and provides for indemnification for such reductions as incurred on a quarterly basis. The buyer has stated it is entitled to indemnification from MAPCO for amounts of $4.4 million and may claim indemnification for additional amounts in the future. MAPCO has filed for declaratory relief as to certain aspects of the buyer's claims. MAPCO also believes it would be entitled to substantial set-offs and credits against any amounts determined to be due and has accrued, in a prior year, a liability representing an estimate of amounts it expects to incur in satisfaction of this indemnity.

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

Other Matters

   During the second quarter, Energy Marketing & Trading entered into a 15-year contract giving Williams Holdings the right to receive fuel conversion services for purposes of generating electricity. This contract also gives Williams Holdings the right to receive installed capacity and certain ancillary services. Annual committed payments under the contract range from $140 million to $165 million, resulting in total committed payments of approximately $2.3 billion.

13.  Adoption of accounting standards

   The Financial Accounting Standards Board issued three new accounting standards, Statement on Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 131 and No. 132, effective for fiscal years beginning after December 15, 1997, are disclosure-oriented standards. Therefore, neither standard will affect Williams Holdings' reported consolidated net income or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on Williams Holdings' results of operations and financial position has yet to be determined.

   The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. The SOP requires that all start-up costs be expensed and that the effect of adopting the SOP be reported as the cumulative effect of a change in accounting principle. The effect of this SOP on Williams results of operations and financial position has yet to be determined.

14. Comprehensive income

   Comprehensive income for the three and six months ended June 30 is as follows:



                           Three months ended      Six  months ended
(Millions)                      June 30,                June 30,
                          --------    --------    --------    --------
                            1998        1997        1998        1997
                          --------    --------    --------    --------

Net income                $   22.9    $   96.2    $   28.6    $  221.2
Other comprehensive
    income (loss):
 Unrealized gain (loss)
   on debentures              48.1        (8.2)      141.5        77.6
 Unrealized gains on
    securities                13.5          --        26.8          --
 Foreign currency
    translation
      adjustments              (.4)         --        (2.5)         --
                          --------    --------    --------    --------
Comprehensive income
    before taxes              84.1        88.0       194.4       298.8
Income tax provision
    (deficit)                 20.3        (3.3)       62.8        31.0
                          --------    --------    --------    --------
Comprehensive
     income               $   63.8    $   91.3    $  131.6    $  267.8
                          ========    ========    ========    ========

                                    ITEM 2.
                       Management's Narrative Analysis of
                           the Results of Operations

MAPCO Acquisition

     On November 24, 1997, Williams (Williams Holdings' parent) and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. The merger was consummated on March 28, 1998, with the issuance of 98.8 million shares of Williams common stock. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing businesses. Upon completion of the merger, Williams transferred its interest in MAPCO to Williams Holdings, and MAPCO became part of the Energy Services business unit.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period financial information presented has been restated to include the combined results of operations and financial condition of MAPCO as though it had always been a part of Williams Holdings.

Results of Operations

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

     ENERGY MARKETING & TRADING'S revenues decreased $332 million, or 34 percent, and costs and operating expenses decreased $325 million, or 34 percent, due primarily to the $247 million impact in 1998 of reporting revenues on a net margin basis for certain crude oil, refined products and natural gas liquids trading operations previously reported on a "gross" basis (see Note 2 of Notes to Consolidated Financial Statements). In addition, crude oil and refined products revenues decreased $50 million due primarily to decreased average prices associated with the marketing of refined products from the Alaska and Memphis refineries. Revenues associated with natural gas price-risk management and physical trading decreased $22 million as a result of market movement against the natural gas portfolio, partially offset by increased physical and notional trading volumes and a $6 million favorable settlement of a long-term transportation contract. The unfavorable market movement was attributable in part to a warmer than normal winter over much of the country and low market volatility during the first quarter of 1998. Retail propane sales decreased $24 million due primarily to lower average sales prices. Partially offsetting these decreases were $8 million higher electric power marketing revenues and $7 million higher revenues from energy financing activities. Operating profit increased $8.5 million, or 70 percent, due primarily to improved crude oil, refined products and liquids trading activities, lower retail propane operating costs, increased electric power marketing and energy capital financing revenues and the favorable settlement of a long-term transportation contract, largely offset by the decrease in revenues from natural gas price-risk management and physical trading and a $23 million increase in general and administrative expenses resulting from increased staffing levels.

     EXPLORATION & PRODUCTION'S revenues increased $15.7 million, or 25 percent, due primarily to the recognition of $18 million in deferred income resulting from a transaction that transferred certain tax credits to a third party, and an increase in both company-owned production volumes sold and marketing volumes from the Williams Coal Seam Gas Royalty Trust, partially offset by lower average natural gas sales prices. Operating profit increased $5.6 million, or 39 percent, due primarily to the recognition of deferred income and increased company-owned production, largely offset by $6 million higher depreciation, depletion and amortization, $4 million higher leasehold impairment expense and $3 million higher general and administrative expenses.

     MIDSTREAM GAS & LIQUIDS' revenues decreased $70.7 million, or 15 percent, due primarily to the $28 million impact from the shutdown of the Canadian marketing operations, $23 million lower liquids sales from processing activities, the pass-through of $12 million lower operating costs to customers and $9 million lower pipeline transportation revenues resulting from decreased shipments, partially offset by $11 million resulting from an 8 percent increase in gathering volumes. The $23 million decrease in liquids sales from processing activities is due to lower average liquids sales prices, partially offset by an 8 percent increase in sales volumes. Costs and operating expenses decreased $39 million, or 13 percent, due primarily to the shutdown of the Canadian marketing operations and lower costs passed through to customers. Operating profit decreased $35.7 million, or 24 percent, due primarily to $24 million from lower per-unit liquids margins, higher operating, maintenance and depreciation expenses, decreased pipeline shipments, a $3 million unfavorable litigation judgement in 1998 and the impact of a $2 million favorable business interruption insurance estimate adjustment in 1997, partially offset by increased gathering volumes.

     PETROLEUM SERVICES' revenues increased $28.5 million, or 2 percent, due primarily to $29 million in pipeline construction revenue, $19 million higher revenues from fleet management and mobile computer technology operations begun in mid-1997, $15 million higher convenience store sales primarily resulting from the May 1997 EZ-Serve acquisition, $13 million higher ethanol sales and $5 million higher product transportation revenues, partially offset by a $41
million decrease in revenues from refining operations.   The $15 million
increase in convenience store sales reflects $24 million from increased merchandise sales and $32 million from 13 percent higher gasoline and diesel sales volumes, largely offset by lower average gasoline and diesel sales prices. The $41 million decline in refining revenues reflects $170 million from lower average sales prices, partially offset by $129 million from a 19 percent increase in barrels sold. Costs and expenses increased $29 million, or 2 percent, due primarily to $28 million in pipeline construction costs, $20 million higher costs from fleet management and mobile computer technology operations, increased convenience store product purchases and operating costs primarily resulting from the EZ-Serve acquisition, $12 million from increased ethanol cost of sales and increased general and administrative expenses, partially offset by a $34 million decrease from refining operations. The $34 million decline from refining operations reflects a $147 million decrease due to lower average crude oil purchase prices, partially offset by $106 million due to increased processed volumes, and increased operating costs at the Memphis refinery. Other (income) expense - net in 1998 includes a $15.5 million accrual for potential transportation rate refunds to customers (see
Note 12). Operating profit decreased $15.7 million, or 17 percent, due primarily to the $15.5 million accrual for potential refunds to transportation customers, lower per-unit refinery margins, increased operating costs due to higher production levels at the Memphis refinery and higher general and administrative expenses, partially offset by higher product transportation revenues and increased refinery production.

     COMMUNICATIONS' revenues increased $225.4 million, or 39 percent, due primarily to the April 30, 1997 combination of the Nortel customer premise equipment sales and services operations which contributed an additional $196 million of revenue in 1998, $12 million of revenues from providing services to new long-term customers associated with the fiber-optic network currently under construction, and increased business activity in the customer premise equipment sales and services operations. New orders related to customer premise equipment sales and services operations increased $274.9 million, or 53 percent, during 1998 as compared to 1997, and sales order backlog at June 30, 1998 increased $14.1 million from June 30, 1997. Costs and operating expenses increased $171 million, or 40 percent, including $121 million associated with the combination with Nortel, $23 million from additional increased customer premise equipment sales and services operations, and higher costs in both the network and network applications businesses including leased capacity costs associated with providing customer services prior to completion of the new network. Selling, general, and administrative expenses increased $83 million, or 58 percent, of which $73 million is attributable to the customer premise equipment sales and services operations due primarily to the combination with Nortel, $5 million for a new national advertising campaign and the expansion of the infrastructure including $9 million for information systems and $2 million for sales support in support of the development of a new national digital fiber-optic network. The construction of the network continues ahead of schedule and on budget. Operating profit decreased $31.9 million to a $30.6 million operating loss, due primarily to the increased costs of substantially expanding the infrastructure related to completion of the new fiber-optic network, $6 million lower operating profit from the customer premise equipment sales and services operations and increased operating losses in the network applications businesses.

     GENERAL CORPORATE EXPENSES increased $13.6 million, or 48 percent, due primarily to MAPCO merger-related costs of $19 million, partially offset by expense savings realized following the MAPCO merger. An additional $42 million of merger-related costs are included in other (income) expense - net as a component of Energy Services' operating profit. Interest accrued increased $13.5 million, or 23 percent, due primarily to higher borrowing levels including Williams Holdings' commercial paper program, partially offset by a lower average interest rate. The lower average interest rate reflects the
impact of lower rates on commercial paper borrowings.   Interest capitalized
increased $8.8 million to $14.2 million, due primarily to capital expenditures for the fiber-optic network and the Venezuelan gas injection plant. Investing income decreased $13.5 million, or 58 percent, as a result of a $12 million decrease in equity earnings primarily from international investments and $7 million lower interest earned on advances to Williams, partially offset by interest income on long-term notes receivable. For information concerning the $44.5 million 1997 gain on sale of interest in subsidiary, see Note 5. The $66 million 1997 gain on sale of assets results from the sale of Williams Holdings' interest in the liquids and condensate reserves in the West Panhandle field of Texas (see Note 6). Other income (expense) - net is $13.6 million unfavorable as compared to 1997 due primarily to a 1998 litigation loss accrual related to assets previously sold and a 1997 gain of $4 million on the termination of interest rate swaps agreements.

     The $72.5 million, or 75 percent, decrease in the provision for income taxes is primarily a result of lower pre-tax income, partially offset by a higher effective income tax rate in 1998. The effective income tax rate in 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes. The effective income tax rate in 1997 is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 5) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

     The $4.8 million 1998 extraordinary loss results from the early extinguishment of debt (see Note 8).

Year 2000 Compliance

     Williams and its wholly-owned subsidiaries, which includes Williams Holdings, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and embedded technology which is prevalent throughout the organization. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to both traditional and non-traditional information technology areas has been substantially completed except for international projects in which we are involved and the non-traditional information technology areas within the Communications business unit. Communications' assessment is planned for completion during the third quarter of 1998. Necessary conversion and replacement activities have begun and are targeted for completion by December 31, 1998 with some exceptions. These exceptions include system replacements, items dependent on information from third parties, and certain areas within Communications, for which the targeted completion date is fourth-quarter 1999.

     Testing activities have begun and will continue throughout the process with substantial completion expected in the third quarter of 1999. Year 2000 test labs are in place and others will be by August 31, 1998. Within the Energy Services and Corporate/Information Services business units, the percent of inventoried items confirmed to be compliant through testing activities ranges from 12 to 26 percent. As was expected, few problems have been detected during testing with items believed to be compliant.

     Williams Holdings has initiated a formal communications process with other companies with which Williams Holdings' systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. In connection with this process, Williams and its subsidiaries have sent over 7000 letters and questionnaires to third parties and are evaluating those responses as they are received. Where necessary, Williams Holdings will be working with those companies to mitigate any material adverse effect on Williams Holdings.

     Williams Holdings expects to utilize both internal and external resources to complete this process. Existing resources have been redeployed, and certain previously planned system replacements will be accelerated during this time. For example, implementation of a previously planned human resources system is currently in process. This system will address the year 2000 compliance issues in certain areas. In addition, one of Williams Holdings' business units has replaced or is replacing six major applications. Costs incurred for new software and hardware purchases will be capitalized, and other costs will be expensed as incurred.

     While the total cost of Williams Holdings enterprise-wide project is still being evaluated, Williams Holdings estimates that future costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will total at least $40 million. Williams Holdings will update this estimate as additional information becomes available. Approximately $5 million of costs (including capital expenditures) have been incurred to date. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.

                           PART II. OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

               (a) The exhibits listed below are filed as part of this report:

                   Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

                   Exhibit 27--Financial Data Schedule

               (b) During the second quarter of 1998, the Company  filed a
                   Form 8-K on April 29, and May 18, 1998, which reported a significant event under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

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



                                           WILLIAMS HOLDINGS OF DELAWARE, INC.
                                           (Registrant)




                                           /s/ GARY R. BELITZ
                                           -------------------------------------
                                           Gary R. Belitz
                                           Controller
                                           (Duly Authorized Officer and
                                              Principal Accounting Officer)



August 14, 1998

                               INDEX TO EXHIBITS


EXHIBIT
  NO.               DESCRIPTION
-------             -----------
Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule