Form 10-Q
period 1998-09-30
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1998-11-13
CIK 947779

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

( X )
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1998
                                ------------------------------------------
                                       OR

(   )
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------


Commission file number                  000-20555
                       ---------------------------------------------------------


                       WILLIAMS HOLDINGS OF DELAWARE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                73-1455707
-----------------------------------------  -------------------------------------
       (State of Incorporation)            (IRS Employer Identification Number)


        ONE WILLIAMS CENTER
          TULSA, OKLAHOMA                                74172
-----------------------------------------  -------------------------------------
(Address of principal executive office)                (Zip Code)


Registrant's telephone number:                      (918) 573-2000
                                           -------------------------------------

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

    The number of shares of the registrant's Common Stock outstanding at November 12, 1998, was 1,000, all of which are owned by The Williams Companies, Inc.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                                      INDEX


                                                                                               Page
                                                                                               ----

Part I.  Financial Information

     Item 1.  Financial Statements


        Consolidated Statement of Income--Three and Nine Months Ended
           September 30, 1998 and 1997                                                           2


        Consolidated Balance Sheet--September 30, 1998 and December 31, 1997                     3


        Consolidated Statement of Cash Flows--Nine Months Ended
           September 30, 1998 and 1997                                                           4

        Notes to Consolidated Financial Statements                                               5


     Item 2.  Management's Narrative Analysis of the Results of Operations                      11


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                  15

        Exhibit 12--Computation of Ratio of Earnings to Fixed Charges
        Exhibit 27--Financial Data Schedule







Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Williams Holdings of Delaware, Inc. believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in the Williams Holdings of Delaware, Inc.'s Current Report on Form 8-K dated May 18, 1998, and the Year 2000 disclosures contained in this document.

                       Williams Holdings of Delaware, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                                                        (Millions)
                                                                    ---------------------------------------------------
                                                                      Three months ended          Nine months ended
                                                                         September 30,               September 30,
                                                                    ---------------------------------------------------
                                                                      1998          1997*         1998          1997*
                                                                      ----          -----         ----          -----

Revenues (Note 12):
    Energy Services:
      Energy Marketing & Trading                                    $  298.3      $  524.4      $  953.5     $ 1,511.6
      Exploration & Production                                          28.7          32.1         106.8          94.5
      Midstream Gas & Liquids                                          187.9         236.5         597.6         716.9
      Petroleum Services                                               705.2         700.2       2,030.8       1,997.3
    Communications (Note 2)                                            418.5         413.7       1,219.6         989.4
    Other                                                               14.5           8.9          40.0          28.0
    Intercompany eliminations                                         (162.5)       (225.9)       (569.3)       (705.8)
                                                                    --------      --------      --------     ---------
      Total revenues                                                 1,490.6       1,689.9       4,379.0       4,631.9
                                                                    --------      --------      --------     ---------
  Profit-center costs and expenses (Note 12):
    Costs and operating expenses                                     1,178.0       1,408.6       3,481.9       3,834.1
    Selling, general and administrative expenses                       212.9         157.9         570.6         400.6
    Other (income) expense--net (Notes 3 and 4)                          9.8          (6.5)         67.2          (8.3)
                                                                    --------      --------      --------     ---------
      Total profit-center costs and expenses                         1,400.7       1,560.0       4,119.7       4,226.4
                                                                    --------      --------      --------     ---------
Operating profit:
    Energy Services:
      Energy Marketing & Trading (Note 3)                               14.6          (2.5)         35.3           9.7
      Exploration & Production                                           4.9           5.4          25.2          20.1
      Midstream Gas & Liquids                                           51.9          67.6         166.0         217.4
      Petroleum Services (Note 3)                                       44.8          62.3         123.8         157.0
      Merger-related costs (Note 4)                                     (3.9)         --           (45.9)         --
    Communications (Note 2)                                            (25.6)         (5.2)        (56.2)         (3.9)
    Other                                                                3.2           2.3          11.1           5.2
                                                                    --------      --------      --------     ---------
      Total operating profit                                            89.9         129.9         259.3         405.5

General corporate expenses (Note 4)                                    (11.7)        (11.5)        (53.6)        (39.8)
Interest accrued (Note 12)                                             (45.2)        (34.9)       (118.3)        (94.5)
Interest capitalized                                                    11.2           6.8          25.4          12.2
Investing income (loss) (Notes 5 and 12)                               (29.5)         11.9         (19.9)         35.0
Gain on sale of interest in subsidiary (Note 6)                         --            --            --            44.5
Gain on sale of assets (Note 7)                                         --            --            --            66.0
Minority interest in (income) loss of consolidated subsidiaries           .1          (5.2)         (5.5)        (12.6)
Other  expense--net                                                    (13.9)         (8.9)        (28.5)         (9.9)
                                                                    --------      --------      --------     ---------
Income before income taxes                                                .9          88.1          58.9         406.4
Provision for income taxes (Note 8)                                       .7          34.7          25.3         131.8
                                                                    --------      --------      --------     ---------
Income before extraordinary loss                                          .2          53.4          33.6         274.6
Extraordinary loss (Note 9)                                             --            --            (4.8)         --
                                                                    --------      --------      --------     ---------
Net income                                                          $     .2      $   53.4      $   28.8     $   274.6
                                                                    ========      ========      ========     =========




*Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests, and certain revenue amounts have been reclassified to conform to current year classifications (see Note 2 for additional information).



                            See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                                       (Millions)
                                                                            --------------------------------
                                                                            September 30,       December 31,
                                                                                 1998               1997*
                                                                            -------------       ------------

ASSETS
------

Current assets:
   Cash and cash equivalents                                                  $     69.9         $     96.0
   Receivables:
     Trade                                                                       1,492.1            1,419.0
     Affiliates                                                                     31.7               43.8
   Due from parent                                                                  --                 93.0
   Inventories (Note 10)                                                           318.0              315.6
   Commodity trading assets                                                        275.3              180.3
   Deferred income taxes - affiliates                                               84.8               86.1
   Other                                                                           125.7              113.9
                                                                              ----------         ----------
     Total current assets                                                        2,397.5            2,347.7

Due from parent                                                                     --                181.3
Investments:
   Parent debentures and warrants                                                  818.7              796.1
   Other                                                                           682.7              379.8

Property, plant and equipment, at cost                                           7,109.2            6,223.9
Less accumulated depreciation and depletion                                     (1,862.2)          (1,690.3)
                                                                              ----------         ----------
                                                                                 5,247.0            4,533.6

Goodwill and other intangible assets--net                                          588.8              600.6
Non-current commodity trading assets                                               237.1              141.4
Other assets and deferred charges                                                  158.6              122.4
                                                                              ----------         ----------
     Total assets                                                             $ 10,130.4         $  9,102.9
                                                                              ==========         ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

Current liabilities:
   Notes payable (Note 11)                                                    $    592.8         $    701.0
   Accounts payable:
     Trade                                                                         937.8            1,143.7
     Affiliates                                                                    215.6               69.2
   Accrued liabilities                                                             587.7              528.4
   Commodity trading liabilities                                                   273.7              182.0
   Long-term debt due within one year (Note 11)                                     67.3               75.7
                                                                              ----------         ----------
     Total current liabilities                                                   2,674.9            2,700.0

Long-term debt (Notes 11 and 12)
   Affiliates                                                                    1,414.3               --
   Other                                                                           992.0            1,525.5
Deferred income taxes - affiliates                                                 843.5              807.8
Non-current commodity trading liabilities                                          260.8              201.7
Other liabilities                                                                  195.2              197.6
Minority interest in consolidated subsidiaries                                     184.6              144.8

Contingent liabilities and commitments (Note 13)

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares authorized and outstanding              --                 --
   Capital in excess of par value                                                1,677.7            1,664.8
   Retained earnings                                                             1,627.0            1,616.6
   Net unrealized gain on non-current marketable securities                        265.0              244.1
   Other                                                                            (4.6)              --
                                                                              ----------         ----------
     Total stockholder's equity                                                  3,565.1            3,525.5
                                                                              ----------         ----------
     Total liabilities and stockholder's equity                               $ 10,130.4         $  9,102.9
                                                                              ==========         ==========


*Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests (see Note 2 for additional information).


                            See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                             (Millions)
                                                                                   -------------------------------
                                                                                   Nine months ended September 30,
                                                                                   -------------------------------
                                                                                      1998              1997*
                                                                                      ----              -----

OPERATING ACTIVITIES:
Net income                                                                          $   28.8          $  274.6
Adjustments to reconcile to cash provided from operations:
    Extraordinary loss                                                                   4.8              --
    Depreciation, depletion and amortization                                           244.7             201.4
    Provision for deferred income taxes                                                 23.7              36.5
    Provision for loss on property and other assets                                     29.8               2.5
    (Gain) loss on dispositions of property and interest in subsidiary                   4.0            (109.5)
    Minority interest in income of consolidated subsidiaries                             5.5              12.6
    Cash provided (used) by changes in assets and liabilities:
      Receivables sold                                                                 (23.6)            166.9
      Receivables                                                                      (83.9)             76.6
      Inventories                                                                       (2.0)            (76.3)
      Other current assets                                                             (24.5)              9.8
      Accounts payable                                                                (201.0)            (57.9)
      Accrued liabilities                                                               33.0             (74.5)
      Receivables/payables with affiliates                                              91.1              50.8
      Current commodity trading assets and liabilities                                  (3.3)             11.4
      Non-current commodity trading assets and liabilities                             (36.7)            (15.8)
    Other, including changes in non-current assets and liabilities                       5.9                .2
                                                                                    --------          --------

      Net cash provided by operating activities                                         96.3             509.3
                                                                                    --------          --------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                                        403.9             423.4
    Payments of notes payable                                                         (647.7)           (193.7)
    Proceeds from long-term debt                                                       447.4             668.0
    Payments of long-term debt                                                        (853.6)           (480.0)
    Changes in advances from affiliates                                              1,480.9              --
    Dividends                                                                          (14.0)            (89.7)
    Contributions from minority interest owners                                         41.5              11.9
    Other--net                                                                           7.1              (1.7)
                                                                                    --------          --------

      Net cash provided by financing activities                                        865.5             338.2
                                                                                    --------          --------

INVESTING ACTIVITIES:
    Property, plant and equipment:
      Capital expenditures                                                            (980.9)           (604.9)
      Proceeds from dispositions                                                        58.7              70.2
    Acquisition of businesses, net of cash acquired                                     --              (135.3)
    Proceeds from sale of assets                                                        --                66.0
    Purchase of investments/advances to affiliates                                    (345.9)           (224.0)
    Changes in advances to parent company                                              274.3             (55.6)
    Other--net                                                                           5.8               7.8
                                                                                    --------          --------

      Net cash used by investing activities                                           (988.0)           (875.8)
                                                                                    --------          --------

      Decrease in cash and cash equivalents                                            (26.2)            (28.3)

Cash and cash equivalents at beginning of period                                        96.1             149.2
                                                                                    --------          --------

Cash and cash equivalents at end of period                                          $   69.9          $  120.9
                                                                                    ========          ========


*Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests (see Note 2 for additional information).



                            See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  General
--------------------------------------------------------------------------------

   Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly-owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto for Williams Holdings' Current Report on Form 8-K dated May 18, 1998. The accompanying financial statements have not been audited by independent auditors, but include all adjustments, both normal recurring and others, which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

   Operating profit of operating companies may vary by quarter. As a result of its power services activity, Energy Marketing & Trading experiences higher operating profit in the second and third quarters as compared to first and fourth quarters.


2.  Basis of presentation
--------------------------------------------------------------------------------

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

   Effective April 1, 1998, certain marketing activities of natural gas liquids (previously reported in Midstream Gas & Liquids) and petroleum refining products (previously reported in Petroleum Services) were transferred to Energy Marketing & Trading and combined with its commodity risk trading operations. As a result, revenues and operating profit amounts for the three and nine months ended September 30, 1997, have been reclassified consistent with these activities. These marketing activities are reported through first quarter 1998 on a "gross" basis in the Consolidated Statement of Income as revenues and profit-center costs within Energy Marketing & Trading. Concurrent with completing the combination of such activities with the commodity risk trading operations of Energy Marketing & Trading, the related contract rights and obligations of certain of these operations were recorded in the Consolidated Balance Sheet on a market-value basis consistent with Energy Marketing & Trading's accounting policy, and the income statement presentation relating to these operations was changed effective April 1, 1998, to reflect these revenues net of the related costs to purchase such items.

   On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC (LLC). Communications' revenues and operating profit amounts include the operating results of the LLC beginning May 1, 1997 (see Note 6).


3.  Loss accruals and write-downs
--------------------------------------------------------------------------------

   Included in the third quarter 1998 operating profit for Energy Marketing & Trading are credit loss accruals of $26.4 million for certain energy capital and retail energy activities.

   Included in the nine months ended September 30, 1998, other (income) expense-net and operating profit for Petroleum Services is a $15.5 million loss provision for potential refunds to customers from a recent order from the Federal Energy Regulatory Commission (see Note 13 for additional information).


4.  MAPCO acquisition
--------------------------------------------------------------------------------

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

   In connection with the merger, Williams Holdings has recognized approximately $67 million in merger-related costs comprised primarily of outside professional fees and early retirement and severance costs. Approximately $46 million of these merger-related costs are included in other (income) expense-net as a component of Energy Services' operating profit for the nine months ended September 30, 1998, and approximately $21 million is included in general corporate expenses. During 1997, payments of $32.6 million were made for non-compete agreements. These costs are being amortized over one to three years from the merger completion date.

   The results of operations for each company and the combined amounts presented in Williams Holdings' consolidated statement of income are as follows:

(Millions)
--------------------------------------------------------------------------------
                       Three months       Three months           Nine months
                      ended March 31,  ended September 30,   ended September 30,
--------------------------------------------------------------------------------
                           1998                1997                1997
                           ----                ----                ----

Revenues:
   Williams
     Holdings          $   682.0           $   711.9           $ 1,876.4
   MAPCO                   823.8               982.1             2,767.6
   Intercompany
     eliminations           (1.3)               (4.1)              (12.1)
                       ---------           ---------           ---------

Combined               $ 1,504.5           $ 1,689.9           $ 4,631.9
                       =========           =========           =========
Net income (loss):
   Williams
     Holdings          $    (2.7)          $    31.3           $   169.1
   MAPCO                     8.4                22.1               105.5
                       ---------           ---------           ---------

Combined               $     5.7           $    53.4           $   274.6
                       =========           =========           =========


5.     Investing income (loss)
--------------------------------------------------------------------------------

   Third-quarter 1998 investing loss includes a $23.2 million write-down related to a Communications network applications venture that was re-evaluated in the third quarter.


6.  Sale of interest in subsidiary
--------------------------------------------------------------------------------

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

   If the transaction occurred on January 1, 1997, Williams Holdings' unaudited pro forma revenues for the nine months ended September 30, 1997, would have been approximately $4.9 billion. The pro forma effect of the transaction on Williams Holdings' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1997, or of future results of operations of the combined companies.


7.  Sale of assets
--------------------------------------------------------------------------------

   In January 1997, Williams Holdings sold its interest in the natural gas liquids and condensate reserves in the West Panhandle field of Texas for $66 million in cash. The sale resulted in a $66 million pre-tax gain on the transaction, because the related reserves had no book value.

8.    Provision for income taxes
--------------------------------------------------------------------------------

   The provision for income taxes includes:

                             Three months ended             Nine months ended
(Millions)                      September 30,                 September 30,
--------------------------------------------------------------------------------
                             1998         1997              1998         1997
                             ----         ----              ----         ----

Current:
      Federal              $  1.2       $ 14.2            $  1.0       $ 81.8
      State                  --            4.7              --           13.5
      Foreign                --           --                  .6         --
                           ------       ------            ------       ------

                              1.2         18.9               1.6         95.3
Deferred:
      Federal                 (.6)        13.2              20.3         28.7
      State                    .1          2.6               3.4          7.8
                           ------       ------            ------       ------
                              (.5)        15.8              23.7         36.5
                           ------       ------            ------       ------
Total provision            $   .7       $ 34.7            $ 25.3       $131.8
                           ======       ======            ======       ======

   The effective income tax rate for 1998 is greater than the federal statutory rate due primarily to the effects of state income taxes.

   The effective income tax rate for the three months ended September 30, 1997, is greater than the federal statutory rate due primarily to the effects of state income taxes, partially offset by the effects of income tax credits from coal-seam gas production.

   The effective income tax rate for the nine months ended September 30, 1997, is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in the second quarter (see Note 6) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.


9.  Extraordinary loss
--------------------------------------------------------------------------------

   The extraordinary loss in 1998 resulted from the early extinguishment of debt. Williams Holdings paid $54.4 million to redeem higher interest rate debt for a $4.8 million net loss (net of a $2.6 million benefit for income taxes).

10. Inventories
--------------------------------------------------------------------------------

                                       September 30,   December 31,
(Millions)                                  1998           1997
--------------------------------------------------------------------------------

Raw materials:
   Crude oil                             $  45.7         $  30.5
   Other                                     1.2             5.2
                                         -------         -------

                                            46.9            35.7
Finished goods:
   Refined products                         79.6           122.3
   Natural gas liquids                      68.4            43.8
   General merchandise &
      communications equipment              78.8            90.0
                                         -------         -------

                                           226.8           256.1
Materials and supplies                      22.7            19.0
Natural gas in underground storage          19.2            --
Other                                        2.4             4.8
                                         -------         -------

                                         $ 318.0         $ 315.6
                                         =======         =======


11. Debt and banking arrangements
--------------------------------------------------------------------------------

Notes payable

   During 1998, Williams Holdings increased its commercial paper program to $1 billion. The commercial paper program is backed by short-term bank-credit facilities totaling $1 billion. At September 30, 1998, $593 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

Debt

   Williams Holdings and Williams Communications Solutions, LLC also participate in Williams' $1 billion credit agreement under which the LLC has access to $300 million, and Williams Holdings has access to all unborrowed amounts, subject to borrowings by other affiliated companies, including Williams (parent). At September 30, 1998, the amount available under the agreement was $318 million. Interest rates vary with current market conditions.

   During the third quarter of 1998, Williams Holdings utilized approximately $1.3 billion in additional advances from affiliates to repay external debt obligations and to fund additional capital expenditures.

                                 Weighted-
                                  average
                                  interest     September 30,      December 31,
(Millions)                          rate*           1998               1997
--------------------------------------------------------------------------------
Williams Holdings of
    Delaware, Inc.
    Revolving credit loans           -- %       $     --            $   200.0
    Debentures, 6.25% and 7.7%,
      payable 2006 and 2027          5.6            351.9               351.8
    Notes, 6.365%-8.87%,
      payable through 2002           7.6            536.6               572.3
MAPCO Inc.
    Commercial paper and bank
      money market lines             --               --                135.8
MAPCO Natural Gas Liquids, Inc.
    Notes, 6.67%-8.95%, payable
      through 2022                   7.8            165.0               165.0
Williams Communications Solutions
    Revolving credit loans           --               --                125.0
Other, payable through 2005          7.4              5.8                51.3
                                                ---------           ---------

                                                  1,059.3             1,601.2
Current portion of long-term debt                   (67.3)              (75.7)
                                                ---------           ---------
                                                $   992.0           $ 1,525.5
                                                =========           =========

*At September 30, 1998, including the effects of interest-rate swaps.


12.  Related party transactions
--------------------------------------------------------------------------------

   Williams Holdings and its subsidiaries maintain promissory notes with Williams and other Williams subsidiaries for both advances from and advances to affiliates depending on the cash position of each subsidiary. Interest accrued includes $9.7 million for the three and nine months ended September 30, 1998, from advances from affiliates. Investing income (loss) includes $5.4 million and $8.4 million for the three months ended September 30, 1998 and 1997, respectively, and $14.5 million and $24.8 million for the nine months ended September 30, 1998 and 1997, respectively, from advances to affiliates and investment in Williams (parent) debentures.

   Williams Holdings' subsidiaries have transactions primarily with the following affiliates: Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Texas Gas Transmission, and Transcontinental Gas Pipe Line. Energy Marketing & Trading's revenues include natural gas sales to affiliates of $74.1 million and $92.3 million for the three months ended September 30, 1998 and 1997, respectively, and $259.7 million and $308.7 million for the nine months ended September 30, 1998 and 1997, respectively. Energy Marketing & Trading also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $20.3 million and $15.1 million for the three months ended September 30, 1998 and 1997, respectively, and $71.5 million and $55.5 million for the nine months ended September 30, 1998 and 1997, respectively. These sales and costs are included in Energy Marketing & Trading's revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

13.  Contingent liabilities and commitments
--------------------------------------------------------------------------------

Rate and regulatory matters

   Williams Pipe Line (WPL) has various regulatory proceedings pending. On July 15, 1998, WPL received an Order from the Federal Energy Regulatory Commission
(FERC) which affirmed an administrative law judge's 1996 initial decision regarding rate-making proceedings for the period September 15, 1990 through May 1, 1992. The FERC has ruled that WPL did not meet its burden of establishing that its transportation rates in its 12 noncompetitive markets were just and reasonable for the period and has ordered refunds. WPL continues to believe it should prevail upon appeal regarding collected rates for that period. However, due to this FERC decision, WPL accrued $15.5 million, including interest, in the second quarter of 1998, for potential refunds to customers for the issues described above. Since May 1, 1992, WPL has collected and recognized as revenues $141 million in noncompetitive markets that are in excess of tariff rates previously approved by the FERC and that are subject to refund with interest. WPL believes that the tariff rates collected in these markets during this period will be justified in accordance with the FERC's cost-basis guidelines and will be making the appropriate filings with the FERC to support this position.


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

   The Midstream Gas & Liquids unit of Energy Services (WES) has recorded an aggregate liability of approximately $11 million, representing the current estimate of its future environmental and remediation costs, including approximately $5 million relating to former Williams Gas Pipelines Central facilities. WES also accrues environmental remediation costs for its petroleum products pipeline, retail petroleum and refining and propane marketing operations primarily related to soil and groundwater contamination. At September 30, 1998, WES and its subsidiaries had reserves, in addition to the reserves listed above, totaling approximately $30 million. WES recognizes receivables related to environmental remediation costs from state funds as a result of laws permitting states to reimburse certain expenses associated with underground storage tank problems and repairs. At September 30, 1998, WES and its subsidiaries had receivables totaling $19 million.

Other legal matters

   In 1988, certain royalty owners in a producing field in Cameron Parish, Louisiana, brought suit against a Williams Holdings subsidiary and other working interest owners seeking additional royalties or lease cancellation. An amended petition later added a second Williams Holdings subsidiary, Williams and additional working interest owners. All other defendants have been dismissed or have settled with plaintiffs. In their recently amended damage claim, the plaintiffs asserted royalty underpayments plus interest of approximately $12 million. The claimed damages are attributable to all working interests for a period of about 15 years. One of the two Williams Holdings subsidiaries sued owned a one-half interest in the field and served as operator for approximately eight years. The other subsidiary purchased produced gas from the field. Plaintiffs also request punitive damages equal to double the alleged damages and attorneys' fees. Williams Holdings believes all royalties due from its subsidiaries were properly paid, that the field was properly operated, and that it is not responsible for any amounts due from any other working interests or for the period after its subsidiary had sold its interest and terminated its status as operator of the field. The litigation pending in Cameron Parish, Louisiana, has recently been settled for payments aggregating approximately $9 million, for which reserves have been fully accrued.

   On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of MAPCO Inc., Seminole Pipeline Company ("Seminole"). MAPCO Inc., as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the above-mentioned subsidiaries of MAPCO Inc. have settled in excess of 1,600 claims in these lawsuits. The only lawsuit remaining is the Dallmeyer case, which was tried before a jury in Harris County. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO Inc. and its subsidiaries totaled approximately $72 million, which included nearly $65 million of punitive damages awarded to the 21 plaintiffs. Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants prevail on appeal, it will result in an award significantly less than the judgment. The plaintiffs have cross-appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million. In February and March 1998, the defendants entered into settlement agreements involving 17 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of approximately $10 million. These settlements have satisfied and reduced the judgment on appeal by approximately $42 million. As to the remaining four plaintiffs, the Court of Appeals issued its decision on October 15, 1998, which, while denying all of the plaintiffs' cross-appeal issues, affirmed in part and reversed in part the trial court's judgment. The defendants had entered into settlement agreements with the remaining plaintiffs which, in light of the decision, Williams Holdings believes will provide for aggregate payments of approximately $13 million, the full amount of which has been previously accrued.

   In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams

Production), a wholly-owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On July 20, 1998, the Court of Appeals sitting en banc affirmed the panel's decision. The defendants are considering an appeal to the Supreme Court. The Supreme Court has granted an extension of time in which to file a writ of certiorari to November 18, 1998.

   Williams Communications, Inc. filed suit on March 20, 1998, against WorldCom Network Services, Inc. (WorldCom) in district court in Tulsa County in order to prevent WorldCom from disconnecting any Williams Holdings' equipment on the WorldCom network. This suit sought a declaratory judgment that the single fiber retained by Williams Holdings on the WorldCom network could be used for specified multimedia uses, and that WorldCom was required to permit Williams Holdings to purchase additional fiber either acquired or constructed by WorldCom. WorldCom had denied Williams Holdings' claim and had asserted various counterclaims for monetary damages, rescission and injunctive relief. This lawsuit was settled on July 9, 1998. The settlement resolves all claims for monetary damages, permitted uses of Williams Holdings' fiber on the WorldCom network and Williams Holdings' right to purchase additional fiber on WorldCom fiber builds. There was no significant financial impact to Williams Holdings as a result of the settlement.

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

   In connection with the sale of certain coal assets in 1996, MAPCO entered into a Letter Agreement with the buyer providing for indemnification by MAPCO for reductions in the price or tonnage of coal delivered under a certain pre-existing Coal Sales Agreement dated December 1, 1986. The Letter Agreement is effective for reductions during the period July 1, 1996, through December 31, 2002, and provides for indemnification for such reductions as incurred on a quarterly basis. The buyer has stated it is entitled to indemnification from MAPCO for amounts of $7.8 million and may claim indemnification for additional amounts in the future. MAPCO has filed for declaratory relief as to certain aspects of the buyer's claims. MAPCO also believes it would be entitled to substantial set-offs and credits against any amounts determined to be due and has accrued, in a prior year, a liability representing an estimate of amounts it expects to incur in satisfaction of this indemnity.

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

Other matters

   During the second quarter of 1998, Energy Marketing & Trading entered into a 15-year contract giving Williams Holdings the right to receive fuel conversion services for purposes of generating electricity. This contract also gives Williams Holdings the right to receive installed capacity and certain ancillary services. Annual committed payments under the contract range from $140 million to $165 million, resulting in total committed payments of approximately $2.3 billion.

14.  Adoption of accounting standards
--------------------------------------------------------------------------------

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

   The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. The SOP requires that all start-up costs be expensed and that the effect of adopting the SOP be reported as the cumulative effect of a change in accounting principle. The effect of this SOP on Williams Holdings' results of operations and financial position has yet to be determined.


15. Comprehensive income
--------------------------------------------------------------------------------

   Comprehensive income for the three and nine months ended September 30 is as follows:

                                     Three months ended             Nine months ended
(Millions)                              September 30,                 September 30,
-----------------------------------------------------------------------------------------
                                    1998            1997           1998            1997
                                    ----            ----           ----            ----

Net income                       $    .2         $  53.4        $  28.8         $ 274.6
Other comprehensive
   income (losses):
Unrealized gain (loss)
    on debentures                 (118.9)           30.1           22.6           107.7
Unrealized gains
    (losses) on
    securities                     (16.0)           --             10.8            --
Foreign currency
    translation
      adjustments                   (2.0)           --             (4.5)           --
                                 -------         -------        -------         -------
Comprehensive income
    (loss) before taxes           (136.7)           83.5           57.7           382.3
Income tax provision
   (benefit)                       (50.2)           12.1           12.6            43.1
                                 -------         -------        -------         -------
Comprehensive
   income (loss)                 $ (86.5)        $  71.4        $  45.1         $ 339.2
                                 =======         =======        =======         =======

                                     ITEM 2.
                       Management's Narrative Analysis of
                            the Results of Operations


MAPCO Acquisition

   On November 24, 1997, Williams (Williams Holdings parent) and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. The merger was consummated on March 28, 1998, with the issuance of 98.8 million shares of Williams common stock. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing businesses. Upon completion of the merger, Williams transferred its interest in MAPCO to Williams Holdings, and MAPCO became part of the Energy Services business unit.

   The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period financial information presented has been restated to include the combined results of operations and financial condition of MAPCO as though it had always been a part of Williams Holdings.

Results of Operations

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

   ENERGY MARKETING & TRADING'S revenues decreased $558.1 million, or 37 percent, due primarily to the $676 million impact in 1998 of reporting revenues on a net basis for certain crude oil, refined products and natural gas liquids trading operations previously reported on a "gross" basis (see Note 2 of the Notes to Consolidated Financial Statements). In addition, revenues associated with natural gas origination, price-risk management and physical trading decreased $41 million due primarily to unfavorable market movement against the natural gas portfolio and the adverse market and supply conditions which resulted from Hurricane Georges in September 1998; crude oil and refined products revenues decreased $25 million including the impact of decreased average prices associated with the marketing of refined products from the Alaska and Memphis refineries; and energy capital revenues were unfavorably impacted by $9.8 million of credit loss accruals. Partially offsetting these decreases were increased power services revenue of $185 million from power generation under a new contract, $16 million of long-term natural gas transportation contract settlements and increased physical and notional trading volumes. Costs and operating expenses decreased $642 million, or 44 percent, due primarily to the impact in 1998 of reporting revenues on a net margin basis for certain crude oil, refined products and natural gas liquids trading operations previously reported on a "gross basis" and lower average prices associated with refined product purchases from the Memphis and Alaska refineries, partially offset by electric power generation costs under the new power services contract. Selling, general and administrative expenses increased $52 million due primarily to a $16.6 million retail energy credit loss accrual and increased staffing and other costs associated with an expanded business base. Operating profit increased $25.6 million, to $35.3 million in 1998, due primarily to $58 million from power services, improved crude oil, refined products and liquids trading, favorable long-term transportation contract settlements, and lower retail propane operating costs. Partially offsetting these increases were a decrease in revenues from natural gas origination, price-risk management and physical trading activities, total 1998 credit loss accruals of $26.4 million for certain energy capital and retail energy activities and the effect of a $6 million recovery in 1997 of an account previously considered a bad debt. The new power services activity is associated with a power generation plant that is normally operational during the summer peak cooling season; therefore, operating profit from this activity will typically be higher in the second and third quarters as compared to the first and fourth quarters.

   EXPLORATION & PRODUCTION'S revenues increased $12.3 million, or 13 percent, due primarily to the recognition of additional deferred income resulting from a transaction that transferred certain tax credits to a third party, partially offset by lower average natural gas sales prices for both company-owned production and marketing of Williams Coal Seam Gas Royalty Trust volumes. Operating profit increased $5.1 million, or 26 percent, due primarily to increased recognition of deferred income, partially offset by $9 million higher depreciation, depletion and amortization resulting from downward adjustments to natural gas reserves, $5 million higher leasehold impairment expense and $3 million higher general and administrative expenses.

   MIDSTREAM GAS & LIQUIDS' revenues decreased $119.3 million, or 17 percent, due primarily to the $43 million impact from the shutdown of the Canadian marketing operations and $43 million lower natural gas liquids sales from processing activities resulting from a decline in average liquids sales prices. Revenues also declined due to $13 million lower natural gas liquids pipeline transportation revenues resulting from decreased shipments and the passthrough of $10 million lower operating costs to customers, slightly offset by $7 million higher gathering revenues. Costs and operating expenses decreased $66 million, or 15 percent, due primarily to the shutdown of the Canadian marketing operations, lower costs passed through to customers and lower fuel and replacement gas purchases. Operating profit decreased $51.4 million, or 24 percent, due primarily to $35 million from lower per-unit liquids margins, decreased pipeline transportation shipments, higher operating and maintenance expenses and $6 million of unfavorable litigation loss provisions in 1998, partially offset by higher gathering revenues and a gain of $6 million on the settlement of product imbalances.

   PETROLEUM SERVICES' revenues increased $33.5 million, or 2 percent, due primarily to $74 million in pipeline construction revenue and $36 million higher convenience store merchandise sales resulting from the May 1997 EZ-Serve acquisition and increased per store sales. In addition, revenues increased due to $24 million higher revenues from fleet management and mobile computer technology operations begun in mid-1997, $14 million higher ethanol sales and $8 million higher product transportation revenues resulting primarily from an increased average transportation rate per barrel. Partially offsetting these increases were a $110 million decrease in revenues from refining operations and $9 million lower product sales from transportation activities. The $14 million higher ethanol sales reflects a 27 percent increase in sales volumes, partially offset by a decrease in average sales prices. The $110 million decline in refining revenues reflects $279 million from lower average sales prices, partially offset by $169 million from a 16 percent increase in barrels sold. A $64 million revenue increase from higher convenience store gasoline and diesel sales volumes was offset by lower average gasoline and diesel sales prices. Costs and operating expenses increased $34 million, or 2 percent, due primarily to $70 million of pipeline construction costs and $24 million higher convenience store merchandise cost of sales resulting from the EZ-Serve acquisition and increased per store sales. In addition, costs and operating expenses increased due to $28 million higher costs from fleet management and mobile computer technology operations, $15 million higher convenience store operating costs resulting from the EZ-Serve acquisition and $13 million of increased ethanol cost of sales. Largely offsetting these increases were a $94 million decrease from refining operations, $8 million lower cost of product sales from transportation activities and a $6 million decrease in the cost of gasoline and diesel sales. The $94 million decrease from refining operations reflects a $240 million decrease due to lower average crude oil purchase prices, partially offset by $139 million due to increased processed volumes and higher operating costs at the Memphis refinery. Selling, general and administrative expenses increased $17 million due in part to increased activities in human resources development, investor/media/customer relations and business development. Other (income) expense - net in 1998 includes a $15.5 million accrual for potential transportation rate refunds to customers (see Note 3). Operating profit decreased $33.2 million, or 21 percent, due primarily to the $15.5 million accrual for potential refunds to transportation customers, $17 million higher selling, general and administrative expenses and lower refinery operating profit, partially offset by higher average transportation rates. Refinery operating profit decreased due to lower per-unit refinery margins and $6 million increased operating costs at the Memphis refinery due to higher production levels, partially offset by 8 percent higher refinery volumes processed.

   COMMUNICATIONS' revenues increased $230.2 million, or 23 percent, due primarily to the April 30, 1997 combination of the Nortel customer premise equipment sales and services operations which contributed an additional $196 million of revenue in 1998. In addition, revenues increased as a result of providing off-net services to new long-term customers associated with the fiber-optic network currently under construction. Sales order backlog at September 30, 1998 increased $17.3 million from September 30, 1997. Costs and operating expenses increased $170.4 million, or 23 percent, including $121 million associated with the combination with Nortel and higher costs in both the network and network applications businesses including off-net leased capacity costs associated with providing customer services prior to completion of the new network. Selling, general, and administrative expenses increased $102.9 million, or 41 percent, of which $90 million is attributable to the solutions business which includes the combination with Nortel. Included in the overall increase are $23 million of increased information systems costs associated with expansion and enhancement of the infrastructure and continued costs of maintaining multiple systems while common systems are being developed, and the expansion of the sales infrastructure to support the new national digital fiber-optic network including $6 million for a new national advertising campaign. The construction of the network continues ahead of schedule and on budget. Operating profit decreased $52.3 million to a $56.2 million operating loss in 1998, due primarily to the increase in selling, general and administrative expenses as a percentage of revenue resulting from the items discussed above, and $6 million of charges for asset write-downs by the solutions business.

   GENERAL CORPORATE EXPENSES increased $13.8 million, or 35 percent, due primarily to MAPCO merger-related costs of $21 million, partially offset by expense savings realized following the MAPCO merger. An additional $45.9 million of merger-related costs are included in other (income) expense - net as a component of Energy Services' operating profit. Interest accrued increased $23.8 million, or 25 percent, due primarily to higher borrowing levels including Williams Holdings' commercial paper program and advances from Williams, partially offset by a lower average interest rate. The lower average interest rate reflects the impact of lower rates on commercial paper borrowings. Interest capitalized increased $13.2 million to $25.4 million, due primarily to increased capital expenditures for the fiber-optic network, the Venezuelan gas injection plant and international investment activities. Investing income decreased $54.9 million to a $19.9 million loss, due primarily to a $23.2 million write-down related to a network applications venture (see
Note 5), a $28 million decrease in equity earnings primarily from international investments and $10 million lower interest earned on advances to Williams, partially offset by higher interest income on long-term notes receivable. For information concerning the $44.5 million 1997 gain on sale of interest in subsidiary, see Note 6. The $66 million 1997 gain on sale of assets results from the sale of Williams Holdings' interest in the liquids and condensate reserves in the West Panhandle field of Texas (see Note 7). Minority interest in (income) loss of consolidated subsidiaries is $7.1 million favorable as compared to 1997 due primarily to lower earnings experienced by Williams Communications Solutions, LLC and allocated to the 30 percent interest held by minority shareholders. Other expense - net is $18.6 million unfavorable as compared to 1997 due primarily to 1998 litigation loss accruals and other reserve adjustments totaling $11 million related to assets previously sold and the impact of a 1997 gain of $4 million on the termination of interest rate swaps agreements.

   The $106.5 million, or 81 percent, decrease in the provision for income taxes is due to lower pre-tax income, partially offset by a higher effective income tax rate in 1998. The effective income tax rate in 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes. The effective income tax rate in 1997 is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 6) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

   The $4.8 million 1998 extraordinary loss results from the early extinguishment of debt (see Note 9).

Year 2000 Compliance

   Williams and its wholly-owned subsidiaries, which includes Williams Holdings, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, and testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been substantially completed except with respect to international investments. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 - 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems is expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion by September 1, 1999. Certain non-critical systems may not be compliant by January 1, 2000.

   Testing and validation activities have begun and will continue throughout the process. Year 2000 test labs are in place and operational. As expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the approximate project status for traditional information technology and non-traditional areas by business unit. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant. The unknown category includes items identified during the assessment phase which require additional follow-up to determine whether they are compliant.

                                                          Not
Business Unit                 Tested     Untested      Compliant      Unknown

Traditional Information
  Technology:
  Energy Services                12%        46%            18%          24%
  Communications                  8         62             27            3
  Corporate/Other                45         43             11            1
Non-Traditional Infor-
  mation Technology:
  Energy Services                27         73             --           --
  Communications                 15         64             16            5
  Corporate/Other                73         11              1           15


   Williams Holdings has initiated a formal communications process with other companies to determine the extent to which those companies are addressing their year 2000 compliance. In connection with this process, Williams Holdings has sent over 9,500 letters and questionnaires to third parties including customers, vendors, service providers, etc. Additional communications are being mailed during the fourth quarter of 1998. Williams Holdings is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of September 30, 1998, approximately 21 percent of the companies contacted have responded and substantially all have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Williams Holdings will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Williams Holdings.

     Williams Holdings expects to utilize both internal resources and external contractors to complete the year 2000 compliance project. Existing resources will be redeployed, and several previously planned system implementations currently in process are scheduled for completion on or before September 1, 1999, which are expected to lessen possible year 2000 impacts. For example, a new year 2000 compliant payroll/human resources system, scheduled to be online January 1, 1999, will replace multiple human resources administration and payroll processing systems currently in place. The Communications business unit has a major service information management system implementation and other system implementations currently in process necessary to integrate the operations of its many components acquired in past acquisitions. These systems will address the year 2000 compliance issues in certain areas. Within the Energy Services business unit, major applications had been replaced or were being replaced by MAPCO prior to its acquisition by Williams. In situations where planned system implementations will not be in service timely, alternative steps are being taken to make existing systems compliant.

     Although all critical systems over which Williams Holdings has control are planned to be compliant and tested before the year 2000, there is a possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems would cause service interruptions. This risk should be minimized by the enterprise-wide effort to communicate with and evaluate third-party compliance plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999 and implemented where appropriate.

   Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. While estimates of the total cost of Williams Holdings' enterprise-wide project continue to be refined, Williams Holdings estimates that future costs, including any accelerated system replacements, necessary to complete the project within the schedule described will total approximately $40 million. Of this total, approximately $35 million will be expensed and the remainder capitalized. This estimate does not include Williams Holdings' potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. Approximately $6 million of costs has been expensed to date and approximately $2 million has been capitalized. The costs of the project and the completion dates are based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

   The preceding discussion contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, the dates on which the company believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third-parties, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  The exhibits listed below are filed as part of this report:

               Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

               Exhibit 27 Financial Data Schedule

          (b) During the third quarter of 1998, Williams Holdings did not file a Form 8-K.

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



                                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                                       -----------------------------------
                                       (Registrant)




                                       /s/ Gary R. Belitz
                                       ------------------------------------
                                           Gary R. Belitz
                                           Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)



November 13, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

   12          Computation of Ratio of Earnings to Fixed Charges

   27          Financial Data Schedule