Form 10-K405
period 1998-12-31
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1999-03-30
CIK 947779

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-20555

                             ---------------------

                      WILLIAMS HOLDINGS OF DELAWARE, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      73-1455707
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

             ONE WILLIAMS CENTER                                   74172
               TULSA, OKLAHOMA                                  (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (918) 573-2000

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of the registrant's Common Stock outstanding at March 30, 1999, was 1,000 Shares, all of which are owned by The Williams Companies, Inc.

     The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Williams Holdings of Delaware, Inc. was incorporated under the laws of the State of Delaware in 1994. The principal executive offices of Williams Holdings are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone (918) 573-2000). Unless the context otherwise requires, references to Williams Holdings herein include its subsidiaries. Williams Holdings is a wholly owned subsidiary of The Williams Companies, Inc. (Williams).

     On March 24, 1999, Williams disclosed that its Board of Directors had authorized the merger of Williams Holdings with and into Williams and the assumption by Williams of liabilities and obligations of Williams Holdings. Management expects the merger to be completed in the second or third quarter of 1999.

     On November 19, 1998, Williams announced that its board of directors had authorized an initial public offering of a minority interest in its communications subsidiary, Williams Communications Group, Inc. Williams expects to file a registration statement for this offering with the Securities and Exchange Commission in the second quarter of 1999. In addition, on February 8, 1999, Williams announced it had entered into an agreement with SBC Communications under which SBC would acquire the lesser of the number of shares of common stock valued at $500 million or ten percent of the common stock of Williams Communications in a private placement expected to occur simultaneously with the initial public offering.

     On March 28, 1998, Williams acquired MAPCO Inc. in a stock-for-stock transaction based upon a fixed exchange ratio of 1.665 shares of Williams common stock and .555 associated preferred stock purchase rights for each share of MAPCO common stock and associated preferred stock purchase rights. See Note 2 to Notes to Consolidated Financial Statements. Management believes the acquisition furthers its strategy of seeking growth through strategic acquisitions and alliances and that MAPCO's assets and operations complement Williams' existing lines of business. Williams operates the MAPCO businesses through Williams Energy Services.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     Williams Holdings, through Williams Energy Services and its subsidiaries, engages in the following types of energy-related activities:

     - exploration and production of oil and gas through ownership of 708 Bcf of proved natural gas reserves primarily located in the San Juan Basin of Colorado and New Mexico;

     - natural gas gathering, processing, and treating activities through ownership and operation of approximately 7,500 miles of gathering lines and ownership or operation of ten gas treating plants and 11 gas processing plants (one of which is partially owned);

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

     - natural gas liquids transportation through ownership and operation of approximately 10,300 miles of natural gas liquids pipeline;

     - transportation of petroleum products and related terminal services through ownership or operation of approximately 9,100 miles of petroleum products pipeline and 68 petroleum products terminals;

     - production and marketing of ethanol through operation and ownership of two ethanol plants (one of which is partially owned);

     - petroleum products and propane distribution services through operation and ownership of a petroleum trucking company;

     - refining of petroleum products through operation and ownership of two refineries;

     - retail marketing through 256 convenience stores; and

     - energy commodity marketing and trading.

     Williams Holdings, through Williams Communications Group, Inc. and its subsidiaries, engages in the following types of communications-related activities:

     - owner and operator of a 19,000-route mile telecommunications fiber optic network;

     - data-, voice-, and video-related products and services;

     - advertising distribution services;

     - video services and other multimedia services for the broadcast industry;

     - enhanced audio- and video-conferencing services for businesses;

     - customer-premise voice and data equipment, sales, and services including installation, maintenance, and integration; and

     - network integration and management services nationwide.

     Williams Holdings, through subsidiaries of Williams International Company, directly invests in energy and telecommunications projects primarily in South America and Australia and continues to explore and develop additional projects for international investments. It also invests in energy, telecommunications, and infrastructure development funds in Asia and Latin America.

     Substantially all operations of Williams Holdings are conducted through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative, and other services for its subsidiaries. Williams Holdings' principal sources of cash are from external financings, dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered, and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams Holdings from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. The terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to Williams Holdings.

     The energy operations of Williams Holdings are grouped into a wholly owned subsidiary, Williams Energy Services; its communications operations are grouped into a wholly owned subsidiary, Williams Communications Group, Inc.; and its international operations are grouped into a wholly owned subsidiary, Williams International Company. Item 1 of this report is formatted to reflect this structure.

WILLIAMS ENERGY SERVICES

     Williams Energy is comprised of four major business units: Exploration & Production, Midstream Gas & Liquids, Petroleum Services, and Energy Marketing & Trading. Through its business units, Williams Energy engages in energy production and exploration activities; natural gas gathering, processing, and treating; natural gas liquids transportation, fractionation, and storage; petroleum products transportation and terminal services;

ethanol production; refining; convenience retailing; mobile information management systems; fleet fuel management services; and energy commodity marketing and trading.

     Williams Energy, through its subsidiaries, owns 708 Bcf of proved natural gas reserves located primarily in the San Juan Basin of Colorado and New Mexico and owns and operates approximately 7,500 miles of gathering pipelines, approximately 10,300 miles of natural gas liquids pipelines, owns or operates ten gas treating plants and 11 gas processing plants (one of which is partially owned), 68 petroleum products terminals, two ethanol production facilities (one of which is partially owned), two refineries, 256 convenience stores/travel centers, and approximately 9,100 miles of petroleum products pipeline. Physical and notional volumes marketed and traded by subsidiaries of Williams Energy approximated 15,873 TBtu equivalents in 1998. Williams Energy, through its subsidiaries, employs approximately 9,150 employees.

     Segment revenues and segment profit for Williams Energy are reported in
Note 19 of Notes to Consolidated Financial Statements herein.

     A business description of each of Williams Energy's business units follows.

EXPLORATION & PRODUCTION

     Williams Energy, through its wholly owned subsidiary Williams Production Company in its Exploration & Production unit (E&P), owns and operates producing natural gas leasehold properties in the United States. In addition, E&P is actively exploring for oil and gas.

     Oil and gas properties. E&P's properties are located primarily in the Rocky Mountains and Gulf Coast areas. Rocky Mountain properties are located in the San Juan Basin in New Mexico and Colorado, in Wyoming, and in Utah. Gulf Coast properties are located in Louisiana, east and south Texas, and offshore Gulf of Mexico.

     Gas Reserves. At December 31, 1998, 1997, and 1996, E&P had proved developed natural gas reserves of 476 Bcf, 362 Bcf, and 323 Bcf, respectively, and proved undeveloped reserves of 232 Bcf, 238 Bcf, and 208 Bcf, respectively. Of E&P's total proved reserves, 90 percent are located in the San Juan Basin of Colorado and New Mexico. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. At December 31, 1998, the gross and net developed leasehold acres owned by E&P totaled 312,939 and 131,303, respectively, and the gross and net undeveloped acres owned were 444,916 and 111,926, respectively. At December 31, 1998, E&P owned interests in 3,393 gross producing wells (632 net) on its leasehold lands.

     Operating Statistics. The following tables summarize drilling activity for the periods indicated:

                         1998 WELLS                           GROSS    NET
                         ----------                           -----   -----
Development
  Drilled...................................................   173    46.7
  Completed.................................................   173    46.7
Exploration
  Drilled...................................................     5     3.1
  Completed.................................................     4     2.5

                                                              GROSS    NET
COMPLETED DURING                                              WELLS   WELLS
----------------                                              -----   -----
1998........................................................   177      49
1997........................................................   207      35
1996........................................................    65      11

     The majority of E&P's gas production is currently being sold in the spot market at market prices. Total net production sold during 1998, 1997, and 1996 was 43.2 Bcf, 37.1 Bcf, and 31.0 Bcf, respectively. The average production costs, including production taxes, per Mcf of gas produced were $.37, $.42, and $.23, in

1998, 1997, and 1996, respectively. The average wellhead sales price per Mcf was $1.31, $1.62, and $.98, respectively, for the same periods.

     In 1993 E&P conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Williams subsequently sold Trust Units to the public in an underwritten public offering. Williams Holdings owns 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Production information reported herein includes E&P's interest in these Units.

MIDSTREAM GAS & LIQUIDS

     Williams Energy, through Williams Field Services Group, Inc. and its subsidiaries (Midstream Gas & Liquids), owns and operates natural gas gathering, processing, treating, transportation, fractionation, and storage facilities located in northwestern New Mexico, southwestern Colorado, southwestern Wyoming, eastern Utah, northwestern Oklahoma, Kansas, northern Missouri, eastern Nebraska, Iowa, southern Minnesota, Tennessee, and also in areas offshore and onshore in Texas, Alabama, Mississippi, and Louisiana. Midstream Gas & Liquids also operates gathering facilities, owned by Transcontinental Gas Pipe Line Corporation, an affiliated interstate natural gas pipeline company, that are currently regulated by the FERC.

     As a result of the MAPCO merger in 1998, Williams Energy acquired an approximately 4.8 percent investment interest in Alliance Pipeline. Effective January 1, 1999, this interest was transferred to subsidiaries of the Williams Companies, Inc. Alliance consists of two proposed segments, a Canadian segment and a United States segment. Alliance has filed applications for approval with the FERC in the United States and the National Energy Board (NEB) in Canada, to construct and operate an approximately 1,800 mile natural gas pipeline system extending from northeast British Columbia to the Chicago, Illinois, area market center, where it will interconnect with the North American pipeline grid. On September 17, 1998, the FERC granted a Certificate of Public Convenience and Necessity (CPCN) for the United States portion of the Alliance pipeline, and on December 3, 1998, the NEB granted a CPCN for the Canadian portion. Construction is expected to begin in the spring of 1999 with an anticipated in-service date of October 2000. Total estimated cost of the Alliance project is approximately $3 billion. At December 31, 1998, Williams Energy had invested approximately $19 million in Alliance.

     Expansion Projects. During 1998 Midstream Gas & Liquids continued to expand its operations in the Gulf Coast region through the Mobile Bay and Discovery projects. Discovery, a 50 percent owned joint venture, began operations during 1997 with the completion of its 150-mile gas gathering system, Larose cryogenic plant with 600 MMcf per day of capacity, and Paradis fractionation facility with 42,000 bbl per day of capacity. Construction on the Mobile Bay gathering and processing facilities has remained on schedule, with the processing plant's commissioning and performance testing expected to begin in the second quarter of 1999. Contracts are currently in place to supply approximately 70 percent of the processing plant's 600 MMcf per day of capacity. Liquids from this plant will be handled by three separate joint ventures including the Tri-States Pipeline, a
16.7 percent owned system with a capacity of 80,000 bbl per day, Wilprise Pipeline, a 33 percent owned system with capacity of 75,000 bbl per day, and a
26.7 percent owned fractionation facility with a capacity of 60,000 bbl per day. In addition, Midstream Gas & Liquids began construction on an expansion of its Rocky Mountain natural gas liquids pipeline which will increase capacity from 75,000 bbl per day to 125,000 bbl per day through construction of a 412-mile pipeline parallel to the existing Mid-America System. Completion is expected in July 1999.

     Customers and Operations. Facilities owned and operated by Midstream Gas & Liquids consist of approximately 7,500 miles of gathering pipelines and owns or operates ten gas treating plants and 11 gas processing plants (one of which is partially owned), and approximately 10,300 miles of natural gas liquids pipeline, of which approximately 1,600 miles are partially owned. The aggregate daily inlet capacity is approximately 7.9 Bcf for the gathering systems and 6.7 Bcf for the gas processing, treating, and dehydration facilities. Midstream Gas & Liquids' pipeline operations provide customers with one of the nation's largest NGL transportation systems, while gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 1998 Midstream Gas & Liquids gathered gas for 288 customers, processed gas for 140 customers, and provided transportation to 87 customers. The two largest customers accounted for approximately 24 percent and 11 percent, respectively, of total gathered volumes, and the largest customer accounted for approximately 23 percent of processed volumes. The two largest transportation customers accounted for 23 percent and 12 percent, respectively, of transportation volumes. No other customer accounted for more than ten percent of gathered, processed, or transported volumes. Midstream Gas & Liquids' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Midstream Gas & Liquids. The natural gas liquids transportation contracts are tariff-based and generally short-term in nature with some long-term contracts for system-connected processing plants.

     Operating Statistics. The following table summarizes gathering, processing, natural gas liquid sales, and transportation volumes for the periods indicated.

                                                              1998    1997    1996
                                                              -----   -----   -----
Gas volumes:
  Gathering (TBtu)..........................................  1,204   1,170   1,119
  Processing (TBtu).........................................    536     520     484
  Natural gas liquid sales (millions of gallons)............    576     551     403
  Natural gas liquids transportation (MMBbbl)...............    401     414     397

PETROLEUM SERVICES

     Williams Energy, through wholly owned subsidiaries in its Petroleum Services unit, owns and operates a petroleum products pipeline system, two ethanol production plants (one of which is partially owned), and petroleum products terminals and provides services and markets products related thereto. Included in this business unit are two refineries, 256 convenience stores/travel centers, trucking and rail operations for propane and refined products, mobile information management systems, and fleet fuel management services.

     Transportation. A subsidiary in the Petroleum Services unit, Williams Pipe Line Company, owns and operates a petroleum products pipeline system which covers an 11-state area extending from Oklahoma to North Dakota and Minnesota and Illinois. The system is operated as a common carrier offering transportation and terminalling services on a nondiscriminatory basis under published tariffs. The system transports refined products and liquefied petroleum gases.

     At December 31, 1998, the system traverses approximately 7,100 miles of right-of-way and includes approximately 9,100 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 77 pumping stations, 22.4 million barrels of storage capacity, and 39 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank rail cars. The maximum number of barrels that the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Because the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated. In 1998 total system shipments averaged 614 thousand barrels per day.

     An affiliate of Williams Pipe Line, Longhorn Enterprises of Texas, Inc.
(LETI), owns a 31.5 percent interest in Longhorn Partners Pipeline, LP, a joint venture formed to construct and operate a refined products pipeline from Houston to El Paso, Texas. Pipeline construction is nearly complete, but operations are not expected to commence until the third quarter of 1999, pending review and approval of an environmental assessment. Williams Pipe Line has designed and constructed and will operate the pipeline, and LETI has contributed a total of $92.4 million to the joint venture.

     On February 25, 1999, Williams Energy announced it had reached an agreement to purchase Union Texas Petrochemicals Corporation, a wholly owned subsidiary of ARCO, with a closing expected on March 31, 1999. UTP's assets include a 215-mile light hydrocarbon transportation and 85-mile olefin pipeline and storage network, which connects, either directly or indirectly, most major natural gas liquids producers and olefin consumers in Louisiana. UTP also is the leading merchant marketer of ethylene in Louisiana and owns and operates a 5/12th interest in a 1.25 billion pounds per year ethylene plant near Geismar, Louisiana. In connection with the acquisition, the Energy Marketing & Trading unit anticipates entering into a financial agreement, backed by an A credit-rated third party, intended to manage the risks related to the earnings volatility typically associated with ethylene production. The expected cost of this transaction is $166.5 million.

     The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                           1998      1997      1996
                                                          -------   -------   -------
Shipments (thousands of barrels):
Refined products:
  Gasolines.............................................  131,600   132,428   134,296
  Distillates...........................................   72,471    71,694    68,628
  Aviation fuels........................................   10,038    10,557    11,189
  LP-Gases..............................................    8,644    13,322    15,618
  Lube extracted fuel oil...............................    1,246     7,471     8,555
  Crude oil.............................................        0        31       891
                                                          -------   -------   -------
          Total Shipments...............................  223,999   235,503   239,177
                                                          =======   =======   =======
Daily average (thousands of barrels)....................      614       645       655
Barrel miles (millions).................................   61,043    61,086    61,969

     Terminal Services and Development. Williams Energy, through its wholly owned subsidiary Williams Energy Ventures, provides independent terminal services to the refining and marketing industries via distribution of petroleum products through wholly owned and joint interest terminals. WEV owns and/or operates 29 strategically located independent terminals covering a thirteen-state area in the South, Southeast, Southwest, and Midwest.

     The terminals are supplied with refined products and ethanol by barge, tanker, truck, rail, and various common carrier pipelines. WEV provides scheduling and inventory management, access to an expanded transportation and information services network, additive injection services, and custom terminalling services such as octane and oxygenate blending. On a selective basis, WEV provides temporary leased storage.

     In 1996 WEV acquired a 45.5 percent interest in eight Southeastern terminals and in 1998 increased that ownership percentage to 68.94 percent. In late 1997 WEV acquired a terminal in Dallas, Texas, and in 1998 acquired a terminal in Atlanta, Georgia. In early 1999 WEV purchased 12 terminals in the Southeast from Amoco and two Memphis, Tennessee, area terminals from Truman Arnold Companies. These acquisitions have allowed WEV to increase its core business and to offer multi-market terminal services to its customers.

     Terminal barrels delivered for the periods indicated are noted below.

                                                           1998      1997      1996
                                                          -------   -------   -------
Terminal Barrels Delivered (mbbls)......................   28,787    17,336     5,426

     Ethanol. WEV is engaged in the production and marketing of ethanol. WEV owns and operates two ethanol plants of which corn is the principal feedstock. The Pekin, Illinois, plant has an annual production capacity of 100 million gallons of fuel-grade and industrial ethanol and also produces various coproducts. The Aurora, Nebraska, plant (in which WEV owns a 74.9 percent interest) has an annual production capacity of 30 million gallons. WEV also markets ethanol produced by third parties. Coproducts, mainly flavor enhancers, produced at the Pekin plant are marketed primarily to food processing companies.

     The sales volumes set forth below include ethanol produced by third parties as well as by WEV for the periods indicated:

                                                           1998      1997      1996
                                                          -------   -------   -------
Ethanol sold (thousands of gallons).....................  172,056   145,612   119,800

     Distribution Services. Petroleum Services, through its distribution services group, provides petroleum trucking, propane trucking, and rail car operations for Williams Energy and third parties. The petroleum trucking operation, operated out of Memphis, Tennessee, under the name "GENI Transport," works with local jobbers to supply their retail outlets and with several of Williams Energy's Energy Marketing & Trading unit's wholesale customers to develop transportation arrangements. GENI Transport is also the primary transportation provider to Petroleum Services' retail petroleum group. The propane trucking and rail car operations are the primary transportation providers for the Energy Marketing & Trading unit's retail propane group.

          Refining. Petroleum Services, through its subsidiaries, owns and operates two refineries: the North Pole, Alaska, refinery and the Memphis, Tennessee, refinery.

          North Pole Refinery. The North Pole Refinery includes the refinery located at North Pole, Alaska, and a terminal facility at Anchorage, Alaska. The refinery, the largest in the state, is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System (TAPS). The refinery's processing capability is approximately 215,000 barrels per day. At maximum crude throughput, the refinery can produce 67,000 barrels per day of refined products. These products are jet fuel, gasoline, diesel fuel, heating oil, fuel oil, naphtha, and asphalt. Williams Energy's Energy Marketing & Trading unit markets these refined products in Alaska, Western Canada, and the Pacific Rim principally to wholesale, commercial, industrial, and governmental customers and Petroleum Services' retail petroleum group. The retail petroleum group accounted for about eight percent of the North Pole Refinery's 1998 product sales volume and 64 percent of the North Pole Refinery's gasoline production. Petroleum Services completed construction of a third crude unit at the refinery that can produce an additional 17,000 barrels per day of refined products, including 14,000 barrels per day of jet fuel. The new crude unit construction was completed in October 1998 at a cost of $74.5 million.

          Average daily throughput and barrels processed and transferred by the North Pole Refinery are noted below:

                                                   1998      1997      1996
                                                  -------   -------   -------
Throughput (bbl)................................  142,471   132,238   132,912
Barrels Processed and Transferred (bbl).........   44,561    42,201    43,392

          The North Pole Refinery's crude oil is purchased through Williams Energy's Energy Marketing & Trading unit from the state of Alaska or is purchased or received on exchanges from crude oil producers. The refinery has a long-term agreement with the state of Alaska for the purchase of royalty oil, which is scheduled to expire on December 31, 2003. The agreement provides for the purchase of up to 35,000 barrels per day (approximately 17 percent of the refinery's supply) of the state's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased from crude oil producers or received under exchange agreements or other short-term supply agreements with the state of Alaska, are utilized as throughput in the production of products at the refinery. Approximately 34 percent of the throughput is refined and sold as finished product and the remainder of the throughput is returned to the TAPS and either delivered to repay exchange obligations or sold.

          Memphis Refinery. The Memphis Refinery is the only refinery in the state of Tennessee and has a throughput capacity of approximately 140,000 barrels per day. In January 1998 Petroleum Services completed construction of a splitter, increasing the refinery's capacity for propylene production from 2,000 barrels per day to 6,000 barrels per day. In November 1998 Petroleum Services commissioned an expansion of its East Crude Unit, increasing crude production capacity by approximately 20,000 barrels per day to 140,000 barrels per day. Williams Energy is currently in the process of making significant plant modifications for further increasing the refinery's crude oil flexibility. In late 1998 a $123 million project to increase crude processing capacity of the refinery to 160,000 barrels per day and construct a 36,000 barrels per day continuous catalyst regeneration reformer was approved. Both projects are slated for completion in the year 2000 and will enable the refinery to produce 100 percent of customer demand for premium gasoline in the mid-South region of the United States while significantly enhancing crude flexibility.

          The Memphis Refinery produces gasoline, low sulfur diesel fuel, jet fuel, K-1 kerosene, propylene, No. 6 fuel oil, propane, and elemental sulfur. These products are exchanged or marketed primarily in the Mid-South region of the United States by Williams Energy's Energy Marketing & Trading unit to wholesale customers, such as industrial, governmental, and commercial consumers, jobbers, independent dealers, other refiner/marketers, and to Petroleum Services' retail petroleum group.

          The Memphis Refinery has access to crude oil from the Gulf Coast via common carrier pipeline and by river barges. In addition to domestic crude oil, the Memphis Refinery has the capability of receiving and processing certain foreign crudes. During 1998, following the MAPCO merger, Williams Energy's Energy Marketing & Trading unit purchased all of the crude oil processed at the Memphis Refinery. Although this method of purchase reduces the financial effect of volatile crude oil market prices, the financial results of the Memphis Refinery may be significantly impacted by changes in the market prices for crude oil and refined products. Petroleum Services cannot with any assurance predict the future of crude oil and product prices or their impact on its financial results.

          Average daily barrels processed and transferred by the Memphis Refinery are noted below:

                                                   1998      1997      1996
                                                  -------   -------   -------
Barrels Processed and Transferred (bbl).........  120,985   113,040   104,129

     Retail Petroleum. Petroleum Services, primarily under the brand names "Williams TravelCenters" and "MAPCO Express," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise, and restaurant and fast food items. The retail petroleum group operates 29 interstate TravelCenter locations and 227 convenience stores. The TravelCenter sites consist of 11 modern facilities providing gasoline and diesel fuel, merchandise, and restaurant offerings for both traveling consumers and professional drivers, and 18 locations providing fuel and merchandise. The convenience store sites are primarily concentrated in the vicinities of Nashville and Memphis, Tennessee, and the state of Alaska. MAPCO Express stores represent 38 percent of the convenience store market in Alaska. All of the motor fuel sold by Williams TravelCenters and MAPCO Express stores is supplied either by exchanges, directly from either the Memphis or North Pole Refineries or through Williams Energy's Energy Marketing & Trading unit.

     Convenience merchandise and fast food accounted for approximately 57 percent of the retail petroleum group's gross margins in 1998 and 55 percent in 1997. Gasoline and diesel sales volumes for the periods indicated are noted below:

                                                         1998       1997       1996
                                                        -------    -------    -------
Gasoline (mgals)......................................  329,821    292,644    279,708
Diesel (mgals)........................................  188,401    137,219    147,548

ENERGY MARKETING & TRADING

     Williams Energy, through subsidiaries, primarily Williams Energy Marketing & Trading Company and its subsidiaries (EM&T), is a national energy services provider that buys, sells, and transports a full suite of energy commodities, including natural gas, electricity, refined products, natural gas liquids, crude oil, propane, liquefied natural gas, and liquefied petroleum gas on a wholesale and retail level, serving over 300,000 customers. In addition, EM&T provides price-risk management services through a variety of financial instruments including exchange-traded futures, as well as over-the-counter forwards, options, and swap agreements related to various energy commodities and provides capital services to the diverse energy industry. See Note 16 of Notes to Consolidated Financial Statements.

     EM&T markets natural gas throughout North America and grew its total volumes (physical and notional) to an average of 27.7 Bcf per day in 1998. EM&T's core business has traditionally been natural gas marketing in the Gulf Coast and Eastern regions of the United States, using the pipeline systems owned by Williams, but also includes marketing on approximately 50 non-Williams' pipelines. EM&T's natural gas customers include producers, industrials, local distribution companies, utilities, and other gas marketers.

     In February 1999 EM&T and AES Ironwood, L.L.C. executed an amended and restated 20-year power purchase agreement under which EM&T is to provide fuel to and market up to approximately 655 megawatts of electricity output from a generating facility to be built and owned by AES in Southern Pennsylvania. In December 1998 EM&T reached agreement with Hoosier Energy Rural Electric Cooperative, Inc. to supply a part of its wholesale energy needs and manage its energy portfolio.

     In May 1998 EM&T and The AES Corporation signed a 15-year agreement under which EM&T provides fuel to and markets up to approximately 4,000 megawatts of electricity output from three southern California generating sites with 14 units owned and operated by AES. During 1998 EM&T marketed 16.9 GW per hour (physical and notional) of electricity.

     In 1998 EM&T provided supply, distribution, and related risk management services to petroleum producers, refiners, and end-users in the United States and various international regions. During 1998 EM&T's total crude and petroleum products (physical and notional) marketed averaged 2,153 Mbbl per day. During 1998 EM&T also marketed natural gas liquids with total volumes (physical and notional) averaging 480.3 Mbbl per day.

     EM&T markets and distributes propane and appliances to approximately 300,000 customers at the retail level. Propane is used principally as a fuel in various domestic, commercial, industrial, agricultural, and vehicle motor fuel applications. Residential customers, who account for the majority of sales, use propane for home heating, cooking, and other domestic purposes. The primary agricultural use is crop drying. Commercial and industrial sales include fuel for shopping centers and industrial plants. During 1998 EM&T marketed 262.6 million gallons of propane.

     EM&T is currently refocusing its retail natural gas and electric business to concentrate on large end-use customers and away from sales to commercial and residential customers. See Note 5 of Notes to Consolidated Financial Statements.

     Operating Statistics. The following table summarizes marketing and trading volumes for the periods indicated, including propane totals during 1996, 1997, and a portion of 1998 during which Williams did not own MAPCO:

                                                            1998       1997      1996
                                                           -------    -------    -----
Average marketing and trading volumes (physical and
  notional):
  Natural gas (Bcf per day)..............................     27.7       22.3     15.9
  Refined products, natural gas liquids, crude (mbbl per
     day)................................................  2,633.3    1,549.0    616.0
  Electricity (GW per hour)..............................     16.9        8.3      0.5
  Propane gallons (millions).............................    262.6      297.2    331.4

REGULATORY MATTERS

     Midstream Gas & Liquids. In May 1994 after reviewing its legal authority in a Public Comment Proceeding, the FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline-affiliated gathering and processing companies are outside its authority under the Natural Gas Act. An appellate court has affirmed the FERC's determination and the United States Supreme Court has denied requests for certiorari. As a result of these FERC decisions, some of the individual states in which Midstream Gas & Liquids conducts its operations have considered whether to impose regulatory requirements on gathering companies. Kansas, Oklahoma, and Texas currently regulate gathering activities using complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement. Other states may also consider whether to impose regulatory requirements on gathering companies.

     In February 1996 Midstream Gas & Liquids and Transco filed applications with the FERC to spindown all of Transco's gathering facilities to Midstream Gas & Liquids. The FERC subsequently denied the request in September 1996. Midstream Gas & Liquids and Transco sought rehearing in October 1996. In August 1997 Midstream Gas & Liquids and Transco filed a second request for expedited treatment of the rehearing request.

The FERC has yet to rule on this request for rehearing. In February 1998 Midstream Gas & Liquids and Transco filed a separate application to spindown an onshore gathering system located in Texas, the Tilden/ McMillen gathering system, which was also one of the subjects of the pending rehearing request. The FERC has not ruled on this request. In June 1998 the FERC issued a Notice of Inquiry into its policy related to pipeline facilities located on the Outer Continental Shelf. No policy or rule has been issued from that proceeding.

     Midstream Gas & Liquids' natural gas liquids group is subject to various federal, state, and local environmental and safety laws and regulations. Midstream Gas & Liquids' pipeline operations are subject to the provisions of the Hazardous Liquid Pipeline Safety Act. In addition, the tariff rates, shipping regulations, and other practices of the Mid-America, Rio Grande, and Seminole pipelines are regulated by the FERC pursuant to the provisions of the Interstate Commerce Act applicable to interstate common carrier petroleum and petroleum products pipelines. The tariff rates and practices of the ammonia system are regulated by the Surface Transportation Board under the provisions of the Interstate Commerce Commission Termination Act of 1995 applicable to pipeline carriers. Both of these statutes require the filing of reasonable and nondiscriminatory tariff rates and subject Midstream Gas & Liquids to certain other regulations concerning its terms and conditions of service. The Mid-America, Rio Grande, and Seminole pipelines also file tariff rates covering intrastate movements with various state commissions. The United States Department of Transportation has prescribed safety regulations for common carrier pipelines. The pipeline systems are subject to various state laws and regulations concerning safety standards, exercise of eminent domain, and similar matters.

     Petroleum Services. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable, and nondiscriminatory rates, to file its tariffs with the FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to the FERC, and to submit to examination of its records by the audit staff of the FERC. Authority to regulate rates, shipping rules, and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by the FERC. The Department of Transportation, as authorized by the 1995 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws applicable to intrastate pipelines.

     On December 31, 1989, a rate cap, which resulted from a settlement with several shippers and had effectively frozen Williams Pipe Line's rates for the previous five years, expired. Williams Pipe Line filed a revised tariff on January 16, 1990, with the FERC and the state commissions. The tariff set an average increase in rates of 11 percent and established volume incentives and proportional rate discounts. Certain shippers on the Williams Pipe Line system and a competing pipeline carrier filed protests with the FERC alleging that the revised rates were not just and reasonable and were unlawfully discriminatory. Williams Pipe Line elected to bifurcate this proceeding in accordance with the then-current FERC policy. Phase I of the FERC's bifurcated proceeding provided Williams Pipe Line the opportunity to justify its rates and rate structure by demonstrating that its markets were workably competitive. Rates to markets that were not deemed workably competitive in Phase I required cost justification in Phase II. Subsequent rate increases filed by Williams Pipe Line were stayed pending ultimate resolution of Phase II.

     In the Phase I proceeding, the FERC found all but 12 of Williams Pipe Line's markets to be workably competitive and, thus, eligible for market-based rates. On July 15, 1998, the FERC issued its decision in Phase II finding that Williams Pipe Line failed to demonstrate that the rates at issue for the 12 less competitive markets were just and reasonable and that Williams Pipe Line must roll back those rates to pre-1990 levels and pay refunds with interest to its shippers. Williams Pipe Line sought rehearing of the July 15, 1998, order and has been granted leave to stay the order's refund requirement until the FERC acts on rehearing. A shipper has appealed the Phase I order in the United States Court of Appeals for the District of Columbia Circuit and the appeal has been stayed pending the completion of Phase II. Williams Pipe Line took appropriate reserves in 1998 for the July 15, 1998, order, but continues to believe that subsequently revised tariffs will be found lawful. See Note 17 of Notes to Consolidated Financial Statements.

     Environmental regulations and changing crude supply patterns continue to affect the refining industry. The industry's response to environmental regulations and changing supply patterns will directly affect volumes and products shipped on the Williams Pipe Line system. Environmental Protection Agency regulations, driven by the Clean Air Act, require refiners to change the composition of fuel manufactured. A pipeline's ability to respond to the effects of regulation and changing supply patterns will determine its ability to maintain and capture new market shares. Williams Pipe Line has successfully responded to changes in diesel fuel composition and product supply and has adapted to new gasoline additive requirements. Reformulated gasoline regulations have not yet significantly affected Williams Pipe Line. Williams Pipe Line will continue to attempt to position itself to respond to changing regulations and supply patterns but cannot predict how future changes in the marketplace will affect its market areas.

     Energy Marketing & Trading. Management believes that EM&T's activities are conducted in substantial compliance with the marketing affiliate rules of FERC Order 497. Order 497 imposes certain nondiscrimination, disclosure, and separation requirements upon interstate natural gas pipelines with respect to their natural gas trading affiliates. EM&T has taken steps to ensure it does not share employees or officers with affiliated interstate natural gas pipelines and does not receive information from affiliated interstate natural gas pipelines that is not also available to unaffiliated natural gas trading companies.

COMPETITION

     Exploration & Production. Williams Energy unit competes with a wide variety of independent producers as well as integrated oil and gas companies for markets for its production. E&P has three general phases of operations: acquiring non-producing properties, developing non-producing properties, and operating producing properties. In the process of acquiring minerals, the primary methods of competition are on acquisition price and terms such as duration of the mineral lease, the amount of the royalty payment, and special conditions related to rights to use the surface of the land under which the mineral interest lies. In the process of developing non-producing properties, E&P does not face significant competition. In the operating phase, the primary method of competition involves operating efficiencies related to the cost to produce the hydrocarbons from the reservior.

     Midstream Gas & Liquids. Williams Energy competes for gathering and processing business with interstate and intrastate pipelines, producers, and independent gatherers and processors. Numerous factors impact any given customer's choice of a gathering or processing services provider, including rate, term, timeliness of well connections, pressure obligations, and the willingness of the provider to process for either a fee or for liquids taken in-kind. Competition for the natural gas liquids pipelines include other pipelines, tank cars, trucks, barges, local sources of supply (refineries, gasoline plants, and ammonia plants), and other sources of energy such as natural gas, coal, oil, and electricity. Factors that influence customer transportation decisions include rate, location, and timeliness of delivery.

     Petroleum Services. Williams Energy's operations are subject to competition because Williams Pipe Line operates without the protection of a federal certificate of public convenience and necessity that might preclude other entrants from providing like service in its area of operations. Further, Williams Pipe Line must plan, operate, and compete without the operating stability inherent in a broad base of contractually obligated or owner-controlled usage. Because Williams Pipe Line is a common carrier, its shippers need only meet the requirements set forth in its published tariffs in order to avail themselves of the transportation services offered by Williams Pipe Line.

     Competition exists from other pipelines, refineries, barge traffic, railroads, and tank trucks. Competition is affected by trades of products or crude oil between refineries that have access to the system and by trades among brokers, traders, and others who control products. These trades can result in the diversion from the Williams Pipe Line system of volume that might otherwise be transported on the system. Shorter, lower revenue hauls may also result from these trades. Williams Pipe Line also is exposed to interfuel competition whereby an energy form shipped by a liquids pipeline, such as heating fuel, is replaced by a form not transported by a liquids pipeline, such as electricity or natural gas. While Williams Pipe Line faces competition from a variety of sources throughout its marketing areas, the principal competition is other pipelines. A number of pipeline systems, competing on a broad range of price and service levels, provide transportation service to various areas served by the system. The possible construction of additional competing products or crude oil pipelines, conversions of crude oil or natural gas pipelines to products transportation, changes in refining capacity, refinery closings, changes in the availability of crude oil to refineries located in its marketing area, or conservation and conversion efforts by fuel consumers may adversely affect the volumes available for transportation by Williams Pipe Line.

     Williams Energy's ethanol operations compete in local, regional, and national fuel additive markets with one large ethanol producer, numerous smaller ethanol producers, and other fuel additive producers, such as refineries.

     The principal competitive forces affecting Williams Energy's refining businesses are feedstock costs, refinery efficiency, refinery product mix, and product distribution. Some of Memphis Refinery's competitors can more easily process sour crudes, and accordingly, are more flexible in the crudes which they can process. Williams Energy has no crude oil reserves and does not engage in crude oil exploration, and it must therefore obtain its crude oil requirements from unaffiliated sources. Williams Energy believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

     The principal competitive factors affecting Williams Energy's retail petroleum business are location, product price and quality, appearance and cleanliness of stores, and brand-name identification. Competition in the convenience store industry is intense. Within the travel center industry, Williams TravelCenters are recognized as leaders in customer service by the local consumer, traveling consumer, and professional driver. Averaging 10,000 square feet, the facilities seamlessly blend these customer groups, resulting in greater revenue and income diversification than traditional convenience stores. Williams Energy intends to construct ten new travel centers in 1999, in addition to six sites currently scheduled to open during the first and second quarters in 1999.

     Energy Marketing & Trading. Williams Energy's operations directly compete with large independent energy marketers, marketing affiliates of regulated pipelines and utilities, propane wholesalers and retailers, and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

OWNERSHIP OF PROPERTY

     The majority of Williams Energy's ownership interests in exploration and production properties are held as working interests in oil and gas leaseholds.

     Williams Energy's gathering and processing facilities and natural gas liquids pipelines are owned in fee. Midstream Gas & Liquids constructs and maintains gathering and natural gas liquids pipeline systems pursuant to rights-of-way, easements, permits, licenses, and consents on and across properties owned by others. The compressor stations and gas processing and treating facilities are located in whole or in part on lands owned by subsidiaries of Williams Energy or on sites held under leases or permits issued or approved by public authorities.

     Williams Energy owns its petroleum pipeline system in fee. However, a substantial portion of the system is operated, constructed, and maintained pursuant to rights-of-way, easements, permits, licenses, or consents on and across properties owned by others. The terminals, pump stations, and all other facilities of the system are located on lands owned in fee or on lands held under long-term leases, permits, or contracts. The North Pole Refinery is located on land leased from the state of Alaska under a long-term lease scheduled to expire in 2025 and renewable at that time by Williams Energy. The Anchorage, Alaska, terminal is located on land leased from the Alaska Railroad Corporation under two long-term leases. The Memphis Refinery is located on land owned by Williams Energy. Williams Energy owns approximately one-half of the properties upon which its Retail Petroleum stores are located and leases the remainder from third parties. Williams Energy management believes its assets are in such a condition and maintained in such a manner that they are adequate and sufficient for the conduct of business.

     The primary assets of Williams Energy's energy marketing and trading unit are its term contracts, employees, related systems and technological support, and 180 retail propane outlets located in 18 states including Alabama, Arkansas, Colorado, Florida, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Mississippi, North Carolina, Ohio, Oklahoma, South Dakota, Tennessee, and Wisconsin.

ENVIRONMENTAL MATTERS

     Williams Energy is subject to various federal, state, and local laws and regulations relating to environmental quality control. Management believes that Williams Energy's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings, and competitive position of Williams Energy. See Note 17 of Notes to Consolidated Financial Statements.

     The EPA has named Williams Pipe Line as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. The EPA placed this site on the National Priorities List in July 1990. In April 1991 Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994, concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells. Williams Pipe Line completed monitoring in the second quarter of 1997 and submitted a report of results to the EPA, which published a Notice of Intent to delete the Sioux Falls site in the January 4, 1999, Federal Register. The public comment period has ended with no significant comments needing to be addressed. Williams Pipe Line expects a closure letter from the EPA in the near future, which will effectively complete the EPA's interest in the site.

     Groundwater monitoring and remediation are ongoing at both refineries and air and water pollution control equipment is operating at both refineries to comply with applicable regulations. The Clean Air Act Amendments of 1990 continue to impact Williams Energy's refining businesses through a number of programs and provisions. The provisions include Maximum Achievable Control Technology rules which are being developed for the refining industry, controls on individual chemical substances, new operating permit rules and new fuel specifications to reduce vehicle emissions. The provisions impact other companies in the industry in similar ways and are not expected to adversely impact Williams Energy's competitive position.

WILLIAMS COMMUNICATIONS GROUP, INC.

     Williams Communications is comprised of three business units: Network, which owns and operates Williams Communications' fiber optic network; Solutions, which provides customer-premise voice and data equipment, sales, and services including installation, integration, and maintenance; and Applications, which provides video services and other multimedia services for the broadcast industry, advertising distribution, business television applications, audio-, and video-conferencing services for businesses. In Canada, Solutions operates through its subsidiary, WilTel Communications (Canada), Inc. In 1998 Williams Communications sold the product business segment of Williams Learning Network, Inc. and withdrew from the Business Channel partnership. See Note 5 of Notes to Consolidated Financial Statements. Williams Communications also enters into strategic alliances and makes strategic investments in order to secure long-term, high volume customer contracts and gain additional capabilities to better serve its customers.

     Williams Communications and its subsidiaries own approximately 19,000-route miles of fiber optic communications network (with an additional 13,000-route miles planned or under construction), maintain 120 offices primarily across North America, but also in London, Singapore, and Australia, and service approximately 100,000 customer sites. In addition, Williams Communications owns four teleports in the United States and has rights to capacity on domestic and international satellite transponders. Williams Communications employed approximately 8,300 employees as of December 31, 1998.

     Consolidated segment revenues by business unit and segment profit/loss for Williams Communications were as follows for 1998 (dollars in millions):

Segment revenues:
  Solutions.................................................   $1,366.8
  Network...................................................      194.9
  Applications..............................................      206.5
                                                               --------
          Total.............................................   $1,768.2
                                                               ========
Segment loss................................................   $ (175.0)
                                                               ========

     A business description of each of Williams Communications' business units follows.

NETWORK

     The Network unit of Williams Communications, through Williams Communications, Inc., owns and operates approximately 19,000-route miles of fiber optic communications network, 10,000-route miles of which are restricted until July 1, 2001, to multi-media applications including Internet services, and 4,300-route miles of which are not restricted and were acquired from IXC Communications. Network has constructed an unrestricted network along a 1,600 mile route from Houston to Washington, D.C., in proximity to pipeline right-of-way owned by an affiliated company. In addition, Williams Communications, Inc. also owns an interest in a joint venture constructing a 1,600 mile fiber optic network on a route connecting Portland, Salt Lake City, and Las Vegas with a dark fiber agreement extending the network to Los Angeles. "Dark fibers" are optical fibers contained within fiber-optic cables installed along Williams' rights-of-way, which do not have transmission equipment attached. Purchasers of the right to use dark fibers connect their own transmission equipment and transmit their own communications signals over the fibers. Williams Communications, Inc. has also acquired a 350-mile fiber network in Florida and plans to construct additional fiber to connect the Florida network to its existing network in the Southeast and to construct a new fiber route in the midwest region of the United States from Chicago westward. Network has ultimate plans for a 32,000-route mile network.

     In January 1998 upon the expiration of the non-compete agreement related to Williams' 1995 sale of its network services operations, Williams Communications announced that it was re-entering the long-distance communications market as a wholesale provider of telecommunications services. Network serves companies that are communications carriers, including long distance telephone companies, local telephone service providers, Internet service providers, and utilities entering the telecommunications market. Network provides these customers with a full range of carrier services, including nationwide transmission of telecommunications signals, Internet transmission services, the origination and termination of a long distance call, local access services, consulting, and operational assistance services.

     Customers. Network's customers are primarily other carriers. Network is a carrier to other telecommunications companies, providing dedicated line and switched services to other carriers over its owned or leased fiber optic network facilities. Network's customers currently include regional bell operating companies, Internet service providers, other local service providers, utilities, and competitive local access providers and other providers who desire high speed connectivity to the Internet; asynchronous transfer mode (ATM), which is a switching and transmission technology based on sending various types of information, including voice, data, and video, in packets; or frame relay; private lines; or long distance voice services on a wholesale basis. Sales to Intermedia Communications Inc. accounted for approximately 82.5 percent of Network's revenues in 1998. Sales to the next three largest customers accounted for approximately 13.5 percent of Network's revenues in 1998.

     Strategic Alliances. Effective January 1998 Network entered into an agreement with US West, which provides that the two companies will work together to provide data networking services and vertical applications to a variety of customers. US West has agreed to use Network on a preferred provider basis through 2002 and is required to purchase at least $36.6 million of services and equipment from Network over the five-year term.

     Network also entered into an agreement with Concentric Network Corporation to provide wholesale communications services. Williams Communications owns approximately 16 percent of Concentric. Under the agreement with Concentric, Concentric has agreed to purchase either services or equipment from Network or Solutions, respectively, valued at a minimum of $21 million over the five-year contract term. Concentric has also agreed that Network or Solutions, respectively, will be its preferred provider for these services and equipment.

     In April 1998 Intermedia Communications Inc. purchased a 20-year indefeasible right of use for Network's nationwide transmission capacity with a value of approximately $450 million. An indefeasible right of use is an exclusive, indefeasible right to use the specified property for a term essentially representing the economic life of the property. The $450 million represents the present value of the minimum amount Intermedia will pay over the life of the agreement. Network will provide Intermedia with transmission capacity at rates up to 9.952 billion bits per second.

     In October 1998 Network purchased shares of preferred stock of UniDial Communications, Inc. for a purchase price of $27 million. Dividends begin to accrue at the rate of ten percent per annum beginning October 1, 1999. The shares are convertible into shares of common stock under certain circumstances, with Network's resulting percentage of UniDial being subject to various formulas and timing elements. UniDial markets a variety of long distance and other communications products including frame relay, Internet, and conferencing services. UniDial has agreed to use Network as a preferred provider and has also agreed to allow Solutions to sell UniDial's products and services at competitive prices and for UniDial to handle the billing and collection relating to Solution's sales of their services.

     On December 17, 1998, Network entered into two agreements with WinStar Wireless, Inc., a provider of communications services that uses wireless technology to provide high capacity local exchange and Internet access services to companies located in buildings not served by fiber optic cable. The agreements give Network a 25-year right to use approximately two percent of WinStar's wireless capacity in exchange for installment payments totaling $400 million over approximately two years, and give WinStar a 25-year right to use four strands of Network's fiber over 15,000-route miles in exchange for a seven year $476 million obligation.

     In February 1999 Network entered into a strategic alliance with SBC Communications under which Network will be SBC's preferred provider for domestic voice and data long distance services for 20 years, SBC will be Network's preferred provider for selected international wholesale services, toll-free operator, calling card, and directory assistance services for 20 years, Solutions will sell SBC's products to its customers, and SBC may sell Network's services to its customers. Additionally, SBC agreed to make an equity investment by purchasing the lesser of $500 million or ten percent of the common stock of Williams Communications at the time of the initial public offering.

SOLUTIONS

     The Solutions unit of Williams Communications, operated primarily through Williams Communications Solutions, LLC (WCS), provides services and sells and installs equipment for the voice, video, and data networks of its customers. WCS was formed in April 1997 following the merger of subsidiaries of Williams Communications and Northern Telecom, Inc. Williams Communications now holds a 70 percent interest in WCS, and Northern Telecom owns the remaining 30 percent. Williams Communications continues to address challenges following the combination related to integration of software systems, related processes, and business issues.

     Williams Communications, through subsidiaries including WCS, serves customers at approximately 100,000 business locations throughout the United States consisting of small, medium, and large businesses and governmental, educational, and non-profit institutions. Solutions' customer base ranges from large, publicly-held corporations and the federal government to small, privately-owned entities. Solutions' top 25 customers combined accounted for approximately 12 percent of its revenue in 1998. Solutions' employs approximately 6,400 employees, including sales employees, billable engineers, design specialists, and service technicians.

     Solutions also helps its customers reduce the complexity and cost of their communications decisions by combining components from a variety of manufacturers into the communications solutions required by its customers. Solutions' broad range of voice, video, and data solutions allow Solutions to serve as a single-source provider for its customers' communications needs. Solutions distributes the products and services of a number of leading communications suppliers including Nortel, SBC Communications, Cisco Systems, Lucent Technologies, NEC, US West, and Bell Atlantic. Solutions also provides service and maintenance support for these products.

     Operating Statistics. The following table summarizes the results of operations for the Solutions unit of Williams Communications for the periods indicated (dollars in millions):

                                                            1998       1997      1996
                                                          --------   --------   ------
Segment revenues.......................................   $1,366.8   $1,206.5   $568.1
Percentage of revenues by type of service:
  New system sales.....................................         43%        52%      40%
  System modifications.................................         34         28       34
  Maintenance..........................................         22         19       24
  Other................................................          1          1        2
Backlog................................................   $  227.0   $  202.5   $112.2
Segment profit (loss)..................................   $  (54.1)  $   47.3   $ 14.3

     In 1998 Solutions derived approximately 56 percent of its revenues from its existing customer base through system modifications and maintenance and approximately 43 percent from the sale of new telecommunications systems to its existing customer base and new customers. Solutions' three largest suppliers accounted for approximately 91 percent of equipment sold in 1998. A single manufacturer, Northern Telecom, supplied approximately 83 percent of all equipment sold. In this case, WCS is the largest independent distributor in the United States of certain of this company's products. The distribution agreement with this supplier is scheduled to expire at the end of 2000. Management believes there is minimal risk as to the availability of products from suppliers.

APPLICATIONS

  Vyvx

     Vyvx, an unincorporated business unit of Williams Communications, Inc., offers broadcast-quality television and multimedia transmission services nationwide by means of Network's 19,000-mile multimedia network, four satellite teleport facilities located near Atlanta, Denver, Los Angeles, and New York, and satellite transponders capacity. Vyvx primarily provides backhaul or point-to-point transmission of sports, news, and other programming between two or more customer locations. With satellite facilities, Vyvx provides point-to-multipoint transmission service. Vyvx's customers include all of the major broadcast and cable networks. Vyvx is also engaged in the business of advertising distribution and is exploring other multimedia communication opportunities.

  Conferencing

     Global Access, offers multi-point videoconferencing and audio-conferencing, as well as single point to multi-point business television services. Global Access enables Williams Communications to provide customers with integrated media conferences, bringing together voice and video by utilizing Williams Communications' existing fiber-optic and satellite services.

     In 1998 Williams Communications withdrew from The Business Channel, a joint venture with the Public Broadcast Services (PBS). See Note 5 of Notes to Consolidated Financial Statements.

REGULATORY MATTERS

     Network. Williams Communications, Inc. is subject to Federal Communications Commission regulations as a common carrier with regard to certain of its transmission services and is subject to the laws of certain states governing public utilities. An FCC rulemaking to eliminate domestic, common carrier tariffs has been stayed pending judicial review. In the interim, the FCC is requiring such carriers to operate under traditional tariff rules. Operations of intrastate microwave communications, satellite earth stations, and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not significantly impact Williams Communications, Inc.'s operations. In 1997 the FCC began implementation of the Universal Service Fund contemplated in the Telecommunications Act of 1996. Williams Communications, Inc. is required to contribute to this fund based upon certain revenues. Although Williams Communications, Inc. intends to pass on such charges to its customers, FCC rulings raise questions about the right of companies like Williams Communications, Inc. to do so.

     Solutions. The equipment WCS sells must meet the requirements of Part 68 of the FCC rules governing the equipment registration, labeling and connection of equipment to telephone networks. WCS relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. These regulations have a minimal impact on WCS' operations.

COMPETITION

     Network. In the market for network transmission services, Williams Communications faces competition from three major facilities-based long distance fiber optic network companies. In addition, several other companies have just completed or are in the process of constructing regional and nationwide fiber optic networks that will compete with Williams Communications in the wholesale network market. Because Williams Communications has focused its efforts on the market for wholesale network services, it does not compete with these networks in the retail sector of the market. Network intends to compete by being the lowest cost provider in the market for technologically advanced network services and by pursuing only wholesale opportunities. By avoiding the retail market, it seeks to avoid the situation of competing with its customers who purchase wholesale services for resale in the retail market.

     Federal telecommunications reform legislation enacted in February 1996 is designed to increase competition both in the long distance market and local exchange market by significantly liberalizing current restrictions on market entry. In particular, the legislation establishes procedures permitting Regional Bell Operating Companies to provide long distance services including, but not limited to, video transmission services, subject to certain restrictions and conditions precedent. Moreover, electric and gas utilities may provide telecommunications services, including long distance services, through separate subsidiaries. The legislation also calls for elimination of federal tariff filing requirements and relaxation of regulation over common carriers. At this time, management cannot predict the impact such legislation may have on Networks' operations.

     The Regional Bell Operating companies continue to seek regulatory approval to provide national long distance services. As courts or regulators remove restrictions on the Regional Bell Operating Companies, they will be both important potential customers and important potential competitors of Network. If Regional Bell Operating Companies are permitted to compete in the market for long-distance services, they will require nationwide fiber networks to provide services. If any such Regional Bell Operating Company chooses to contract with Williams Communications for use of its network, it could create opportunities for Williams Communications to sell fiber or to lease long distance, high volume capacity. If any such Regional Bell Operating Company chooses either to construct its own network or to contract with one of Williams Communications' competitors, it would be in a position to provide nationwide long distance services in direct competition with Williams Communications.

     Solutions. For the Solutions business, Williams Communications is the largest independent provider of integrated communications solutions to businesses throughout North America. Though 30 percent owned by Northern Telecom, Solutions maintains strong relationships with other manufacturers of products that it sells to its customers. Solutions' competitors include communications equipment distributors, network integrators, and manufacturers of equipment (including in some instances those manufacturers whose products Solutions also sells). WCS has many competitors ranging from Lucent Technologies, Siemens, and Cisco Systems to small individually-owned companies that sell and service customer-premise equipment. Because WCS sells and installs equipment manufactured by third parties and provides maintenance services on the equipment it sells, it seeks to compete by giving customers their choice of high quality, technologically advanced equipment along with high quality service.

     Applications. Vyvx's video and multimedia transmission operations compete primarily with companies offering video or multimedia transmission services by means of satellite facilities and to a lesser degree with companies offering transmission services via microwave facilities or fiber-optic cable. Vyvx competes by providing high quality services in its niche market.

OWNERSHIP OF PROPERTY

     Network. Williams Communications owns part of the fiber-optic transmission facilities and leases the remainder. Approximately 10,000-route miles of its owned facilities are comprised of a single fiber, which is on a portion of the fiber optic network of MCI WorldCom, Inc. and is restricted until July 1, 2001, to multimedia content usage. Williams Communications retained this fiber when a predecessor of MCI WorldCom purchased Williams Communications' network services operations in 1995. Williams Communications carries signals by means of its own fiber-optics facilities, as well as carrying signals over fiber-optic facilities leased from third-party interexchange carriers and the various local exchange carriers. Williams Communications holds its satellite transponder capacity under various agreements. Williams Communications owns part of its teleport facilities and holds the remainder under either a management agreement or long-term facilities leases.

     Network intends to obtain capacity primarily by means of the fiber optic networks Williams Communications is constructing or plans to construct or acquire, as well as acquiring dark fiber rights on fiber optic facilities of other carriers. Network obtains dark fiber rights in the form of the purchase or lease of "indefeasible rights of use" or "IRUs" in specific fiber strands. Purchased IRUs have many of the characteristics of ownership, including many of the associated risks, but the owner of the fiber optic cable retains legal title to the fibers. Specifically, an IRU is an exclusive, indefeasible right to use the specified property for a term essentially representing the economic life of the property. The grant of an IRU transfers the risks and rewards of ownership but does not convey title, ownership, or rights of possession in the network, the individual fibers comprising the network, the related right-of-way agreements, or any other real or personal property. The transferee of an IRU typically has a right to retake possession at the end of the contract term, which generally exceeds 20 years.

ENVIRONMENTAL MATTERS

     Williams Communications is subject to federal, state, and local laws and regulations relating to the environmental aspects of its business. Management believes that Williams Communications' operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings, and competitive position of Williams Communications.

WILLIAMS INTERNATIONAL COMPANY

     Williams International Company, through subsidiaries, has made direct investments in energy and telecommunications projects primarily in South America and Australia and continues to explore and develop additional projects for international investment. Williams International also has investments in energy, telecommunications, and infrastructure development funds in Asia and Latin America.

     El Furrial. Williams International owns a 67 percent interest in a venture near the El Furrial field in eastern Venezuela that constructs, owns, and operates medium and high pressure gas compression facilities for Petroleos de Venezuela (PDVSA), the state owned petroleum corporation of Venezuela.

     The medium pressure facility compresses 130 MMcf per day of raw natural gas from 100 to 1,200 p.s.i.g. for delivery into a natural gas processing plant owned by PDVSA. The high pressure facility compresses 450 MMcf per day of processed natural gas from 1,100 to 7,500 p.s.i.g. for injection into PDVSA's El Furrial producing field.

     The medium pressure facility began operations in November 1997. The high pressure facility began operations in September 1998. An expansion of the high pressure facility to 650 MMcf per day is underway, and Williams International anticipates that the expansion will be complete in the second half of 1999.

     Jose Terminal. In November 1998 a consortium in which Williams International owns 45 percent, entered into an agreement with PDVSA to purchase the Jose Terminal, an 800,000 Bbp per day petroleum storage and shiploading facility in northeastern Venezuela, for a 20-year renewable term. As part of the transaction, PDVSA, directly and indirectly through its partners, has committed to store and shipload an average of 873,000 Bbp per day of crude oil during the first 20 years of the transaction. The interim operations began in the first quarter of 1999, and formal closing is expected in the second quarter of 1999.

     Apco Argentina. Williams International also owns an interest in Apco Argentina Inc., an oil and gas exploration and production company with operations in Argentina. Apco Argentina's principal business is its 47.6 percent interest in the Entre Lomas concession in southwest Argentina. It also owns a 45 percent interest in the Canadon Ramirez concession and a 1.5 percent interest in the Acambuco concession.

     At December 31, 1998, 1997, and 1996, estimated developed, proved reserves net to Apco Argentina were 15.5, 23.7, and 24.2 million barrels, respectively, of oil, condensate, and plant products, and 26.8, 35.8, and 44.3 Bcf, respectively, of natural gas. Estimated undeveloped, proved reserves net to Apco Argentina were 5.1, 9.5, and 10.5 million barrels, respectively, of oil, condensate, and plant products, and 700 MMcf, 800 MMcf, and 2.5 Bcf, respectively, of natural gas.

     At December 31, 1998, the gross and net developed concession acres owned by Apco Argentina totaled 37,140 acres and 17,093 acres, respectively, and the gross and net undeveloped concession acres owned were 504,860 acres and 115,493 acres, respectively. At December 31, 1998, Apco Argentina owned interests in 452 gross producing wells and 212 net producing wells on its concession acreage.

     Total net production sold during 1998, 1997, and 1996 was 1.7, 1.8, and 1.6 million barrels, respectively, of oil, condensate, and plant products, and 7.7, 7.7, and 8.4 Bcf, respectively, of natural gas. The average production costs, including all costs of operations such as remedial well workovers and depreciation of property and equipment, per barrel of oil produced were $9.09, $8.27, and $8.15, respectively, and per Mcf of natural gas produced were $.23, $.21, and $.22, respectively. The average wellhead sales price per barrel of oil sold were $12.71, $19.52, and $20.87, respectively, and per Mcf of natural gas sold were $1.33, $1.34, and $1.33, respectively, for the same periods.

     Lightel and Brazilian Cellular Project. Williams International owns a 20 percent equity interest in Lightel, S.A., a company that owns interests in a local exchange carrier, a cable television company, and cellular telephone companies in Brazil. In April 1998 Williams International participated in Lightel's acquisition of licenses to provide cellular telephone service in the States of Sao Paulo, Rio de Janeiro, and Espirito Santo by issuing convertible debt to Lightel to help fund the investment and by directly investing in ATL -- Algar Telecom Leste, S.A. which holds the Rio de Janeiro and Espirito Santo concession in exchange for a 30 percent equity ownership interest in ATL. Construction on the cellular network began in 1998 and is expected to be complete in the first quarter of 1999. In February 1999 Williams International exercised its right of first refusal to acquire an additional 35 percent equity interest in ATL. It anticipates completing the transaction before the end of the first quarter of 1999.

     PowerTel. In August 1998 Williams International closed a transaction under which it will eventually own an approximate 45 percent direct and 2.4 percent indirect interest in PowerTel Limited (a publicly traded corporation in which three Australian electric utilities will own a 30 percent interest) to build, own, and operate a fiber optic telecommunications network in Australia serving the cities of Brisbane, Sydney, and Melbourne, as well as other cities. Engineering and construction work on the network began in the fourth quarter of 1998, and commercial operations are expected to commence midyear 1999.

     MetroCom. In March 1999 Williams International plans to acquire a 19.9 percent equity interest in Metrocom, S.A., a Chilean company formed by Metrogas, S.A., to build, own, and operate a telecommunications network providing high-quality, low-cost local, Internet, data, and voice services to businesses and residences in the Santiago metropolitan area, focusing on the commercial and high-end residential markets. Metrogas, S.A., whose shareholders consist of several large international and Chilean electric utilities and energy companies, is installing a natural gas distribution network in Santiago along with telecommunications ducts for the installation of the fiber optic network. The estimated cost of the investment is approximately U.S. $24.5 million.

                               OTHER INFORMATION

     Williams Holdings believes that it has adequate sources and availability of raw materials to assure the continued supply of its services and products for existing and anticipated business needs. At December 31, 1998, Williams Holdings had approximately 17,450 full-time employees, of whom approximately 1,312 were represented by unions and covered by collective bargaining agreements. In September 1998 Williams created three new companies in order to streamline payroll processing and reduce costs. In connection with this, Williams transferred its employees to one of these companies, and the employees are now jointly employed by Williams and one of these new companies. This change had no impact on Williams' management structure or on its employees' seniority and benefits. Williams considers its relations with its employees to be generally good.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Williams Holdings believes these forward-looking statements are based on reasonable assumptions, it cannot give any assurance that it will reach every objective. Williams Holdings is making these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     As required by the Act, Williams Holdings identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     - changes in general economic conditions in the United States

     - changes in laws and regulations to which Williams Holdings is subject, including tax, environmental, and employment laws and regulations

     - the cost and effects of legal and administrative claims and proceedings against Williams Holdings or its subsidiaries

     - conditions of the capital markets Williams Holdings utilizes to access capital to finance operations

     - the ability to raise capital in a cost effective way

     - Year 2000 readiness of Williams Holdings, its customers, and its vendors

     - the effect of changes in accounting policies

     - the ability to manage rapid growth

     - the ability to control costs

     - changes in foreign economies, laws, and regulations, especially in Brazil, Argentina, Venezuela, and Australia where Williams Holdings has made direct investments

     - political developments in foreign countries, especially in Brazil, Argentina, Venezuela, and Australia where Williams Holdings has made direct investments

     - the impact of future federal and state regulations of business activities, including allowed rates of return, the pace of deregulation in retail natural gas and electricity markets, and the resolution of other regulatory matters discussed herein

     - fluctuating energy commodity prices

     - fluctuating corn prices, which affect Williams Holdings' ethanol business

     - the ability of Williams Holdings' energy businesses to develop expanded markets and product offerings as well as their ability to maintain existing markets

     - future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand, decisions by customers not to renew expiring natural gas transportation contracts, and weather conditions

     - the accuracy of estimated hydrocarbon reserves and seismic data

     - successful completion of the communications network build

     - the ability to successfully market capacity on the communications network

     - technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the communications industry

     - significant competition on pricing and product offerings for the Solutions business unit

     - the ability of the Solutions business unit to introduce and market competitive products and services

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Williams Holdings has no significant amounts of revenue or segment profit or loss attributable to export sales. See Item 1(c) for a description of Williams Energy's and Williams International's export sales activities.

ITEM 2. PROPERTIES

     See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS

     For information regarding certain proceedings pending before federal regulatory agencies, see Note 17 of Notes to Consolidated Financial Statements. Williams Holdings is also subject to other ordinary routine litigation incidental to its businesses.

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

     The Midstream Gas & Liquids unit of Williams Energy had recorded an aggregate liability of approximately $10 million, representing the current estimate of future environmental and remediation costs. Williams Energy also accrues environmental remediation costs for its petroleum products pipelines, retail petroleum, refining, and propane marketing operations primarily related to soil and groundwater contamination. At December 31, 1998, Williams Energy and its subsidiaries had reserves, in addition to the reserves listed above, totaling approximately $31 million. Williams Energy recognizes receivables related to environmental remediation costs from state funds as a result of laws permitting states to reimburse certain expenses associated with underground storage tank problems and repairs. At December 31, 1998, Williams Energy and its subsidiaries had receivables totaling $14 million. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

  Other legal matters

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas, and owned by an affiliate of MAPCO Inc., Seminole Pipeline Company. MAPCO Inc., as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the above-mentioned subsidiaries of MAPCO Inc. have settled in excess of 1,600 claims in these lawsuits. The only lawsuit remaining is the Dallmeyer case which was tried before a jury in Harris County, Texas. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO Inc. and its subsidiaries totaled approximately $72 million, which included nearly $65 million of punitive damages awarded to the 21 plaintiffs. Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants prevail on appeal, it will result in an award significantly less than the judgment. The plaintiffs have cross-appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million. In February and March 1998, the defendants entered into settlement agreements involving 17 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of approximately $10 million. These settlements have satisfied and reduced the judgment on appeal by approximately $42 million. As to the remaining four plaintiffs, the Court of Appeals issued its decision on October 15, 1998, which, while denying all of the plaintiffs' cross-appeal issues, affirmed in part and reversed in part the trial court's judgment. The defendants had entered into settlement agreements with the remaining plaintiffs which, in light of the decision, Williams believes will provide for aggregate payments of approximately $13.6 million, the full amount of which has been previously accrued.

     In 1991 the Southern Ute Indian Tribe filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe sought compensation for the value of the coal-seam gas. The Tribe also sought an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994 the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust against any losses that may arise in respect of certain properties subject to the lawsuit. On July 16, 1997, the Court of Appeals reversed the decision of the District Court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the District Court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On July 20, 1998, the Court of Appeals sitting en banc affirmed the panel's decision. The U.S. Supreme Court has granted a writ of certiorari in respect of this decision.

     In late March 1999 Williams Production, BP Amoco, and the Tribe announced that they are in settlement negotiations to finalize the terms of an agreement in connection with the claims asserted against Williams. Under the proposed settlement, Williams Production will convert its net profits interest in the production from the oil and gas leases in dispute into a working interest. A portion of Williams Production's working interest will then be transferred to the Tribe effective January 1, 1999. The Tribe will release Williams Production from all other claims asserted in the lawsuit. This pending settlement agreement does not address key issues still being pursued on appeal to the Supreme Court, including the ownership of the natural gas in the coal formation, tribal severance tax payments, and other matters. The Supreme Court is expected to render its decision by mid-1999. The details of this settlement are still being negotiated, and it must be approved by the District Court after an opportunity for review and comment. Williams believes the parties will be successful in reaching a final agreement on the partial settlement in principal and that it will be approved by the District Court.

     In 1998 the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, civil penalty, attorneys' fees, and costs.

     In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries which are incidental to their operations.

  Summary

     While no assurances may be given, Williams Holdings does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers, or other indemnification arrangements, will have a materially adverse effect upon Williams Holdings' future financial position, results of operations, or cash flow requirements.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of December 31, 1998, all of the outstanding shares of Williams Holdings' Common Stock were owned by Williams. Williams Holdings' Common Stock is not publicly traded, and there is no market for such shares.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from the company's financial records. Amounts below reflect the combined operations and financial position of Williams Holdings and MAPCO and the adoption of the Statement of Financial Accounting Standards No. 131 (see Note 19). Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 through F-15 of this report.

                                       1998       1997       1996       1995       1994
                                     --------   --------   --------   --------   --------
                                                          (MILLIONS)
Revenues(1)........................  $5,942.6   $6,520.3   $5,157.2   $4,161.7   $3,878.5
Income (loss) from continuing
  operations(2)....................     (10.3)     301.0      358.9      276.0      175.7
Income (loss) from discontinued
  operations(3)....................     (14.3)      (6.3)     (32.7)   1,029.3      122.9
Total assets.......................  11,850.6    9,134.5    7,334.6    6,515.5    5,555.7
Long-term debt.....................   2,917.0    1,525.5    1,421.5    1,021.7    1,169.2
Stockholder's equity...............   3,923.6    3,525.5    3,152.7    2,849.0    2,422.5

---------------

(1) See Note 1 for discussion of the 1998 change in the reporting of certain marketing activities from a "gross" basis to a "net" basis consistent with fair value accounting. See Note 2 for discussion of Williams Holdings' 1997 acquisition of Nortel's customer-premise equipment sales and service operations.

(2) See Notes 2 and 5 for discussion of the gain on sale of interest in subsidiary, significant asset sales, write-offs and other accruals in 1998, 1997 and 1996. Income from continuing operations in 1995 includes a $41.4 million pre-tax charge related to the cancellation of a commercial coal gasification venture and a $16 million after-tax gain related to the sale of Williams Holdings' 15 percent interest in Texasgulf Inc. Income from continuing operations in 1994 includes a $22.7 million pre-tax gain from the sale of a portion of Williams Holdings' interest in Northern Border Partners, L.P. and a $68.7 million pre-tax charge related to the settlement of a dispute with the State of Alaska related to royalty oil purchase agreements. In addition, the 1994 amounts include a pre-tax gain of $25.4 million related to the exchange of 36.6 million shares of Williams common stock for Williams convertible debentures and warrants and a pre-tax gain on the sale of Williams common stock of $10.8 million.

(3) See Note 3 for discussion of the losses from discontinued operations for 1998, 1997 and 1996. The income from discontinued operations for 1995 primarily relates to the gain from the 1995 sale of Williams Holdings' network services operations, while the 1994 amount reflects the operating results of the network services operations and the MAPCO Coal operations.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1998 vs. 1997

     CONSOLIDATED OVERVIEW. Williams Holdings' revenues decreased $578 million, or 9 percent, due primarily to the $384 million impact in 1998 of reporting certain revenues net of costs within Energy Services (see Note 1 of Notes to Consolidated Financial Statements) and lower petroleum products and natural gas liquids sales prices. Favorably effecting revenues were higher revenues from Communications' equipment sales and services activities and excess fiber sales, higher power services revenues and increased petroleum products sales volumes.

     Segment costs and expenses decreased $258 million, or 4 percent, due primarily to the $384 million impact in 1998 of reporting certain costs net in revenues within Energy Services (see Note 1) and lower purchase prices for petroleum products. Partially offsetting these decreases were higher costs and expenses within Communications, costs associated with increased petroleum products sales volumes, higher power services costs and $77 million of higher charges in 1998 as compared to 1997. The 1998 charges include $37 million of asset impairments, $51 million of MAPCO merger-related expenses, a $16 million accrual for potential transportation rate refunds and a $23 million accrual for modification of an employee benefit program associated with vesting of paid time off. Included in 1997 are charges totaling $50 million for asset impairments.

     Operating income decreased $308 million, or 70 percent, reflecting the change in revenues and segment costs and expenses discussed above and comprised primarily of a $176 million decrease at Energy Services and a $117 million decrease at Communications. Income from continuing operations before extraordinary loss and income taxes decreased $451 million, or 99 percent, due primarily to the lower operating income, $43 million higher interest expense resulting from continued expansion and new projects, the effect of a $45 million gain in 1997 on the sale of interest in subsidiary and the effect of a $66 million gain in 1997 on the sale of assets.

     ENERGY MARKETING & TRADING'S revenues decreased $337.7 million, or 15 percent, due primarily to the $384 million impact in 1998 of reporting revenues on a net basis for certain natural gas liquids trading operations previously reported on a "gross" basis (see Note 1) and $95 million lower crude and refined products marketing and trading revenues. In addition, revenues associated with natural gas origination, price-risk management and physical trading decreased $50 million reflecting lower margins, the unfavorable market movement against the natural gas portfolio and the adverse market and supply conditions which resulted from Hurricane Georges in September 1998, partially offset by the $24 million favorable effect of certain contract settlements and terminations. Retail propane revenues decreased $59 million due to the $35 million effect of lower volumes following unseasonably warm weather in 1998 as compared to 1997 and the $24 million effect of lower average propane sales prices. Partially offsetting these decreases were $243 million higher power services revenues including $220 million from new power activity in southern California and additional business growth.

     Costs and operating expenses decreased $407 million, or 19 percent, due primarily to the $384 million impact in 1998 of reporting revenues on a net basis for certain natural gas liquids trading operations previously reported on a "gross" basis (see Note 1) and $104 million lower product purchases associated with the marketing and trading of crude and refined products. In addition, retail propane cost of sales decreased $55 million due to the $21 million effect of lower volumes and the $34 million effect of lower average propane purchase costs. These decreases were partially offset by $156 million of costs related to new power activity in southern California.

     Segment profit decreased $14.4 million, or 27 percent, due primarily to the $50 million decline in revenues from natural gas trading activities discussed above, $43 million of additional losses from retail natural gas and electric activities and the effect of a $6 million recovery in 1997 of an account previously written off as a bad debt. The $43 million of losses from retail natural gas and electric activities includes $17 million of credit losses and $14 million of asset impairments (included in other (income) expense -- net). The $14 million asset impairment is associated with the company's decision to change focus from selling to small commercial and residential customers to large end users (see Note 5). The retail natural gas and electric losses also reflect costs incurred to penetrate new markets. Offsetting these decreases were $60 million of higher electric power marketing and trading profits, $17 million lower retail propane operating expenses and $7 million higher natural gas liquids trading profits.

     EXPLORATION & PRODUCTION'S revenues increased $9.2 million, or 7 percent, due primarily to the recognition of $22 million of additional deferred income resulting from a 1997 transaction that transferred certain nonoperating economic benefits to a third party and $8 million from a 14 percent increase in company-owned production, partially offset by the $25 million effect of lower average natural gas sales prices for company-owned production and for sales of volumes from the Williams Coal Seam Gas Royalty Trust (Royalty Trust) and royalty interest owners.

     Segment profit decreased $3.1 million, or 10 percent, due primarily to $13 million higher depreciation, depletion and amortization, $6 million higher nonproducing leasehold amortization, $2 million higher dry hole costs and $2 million of leasehold impairment costs, partially offset by the $22 million increased recognition of deferred income.

     MIDSTREAM GAS & LIQUIDS' revenues decreased $143.8 million, or 15 percent, due primarily to $60 million lower natural gas liquids sales from processing activities reflecting a decline in average liquids sales prices, and the $44 million effect of the shutdown of the Canadian liquids marketing operations in late 1997. Revenues also declined due to $18 million lower natural gas liquids pipeline transportation revenues reflecting 3 percent lower shipments, the passthrough of $9 million lower operating costs to customers and the effect of an $8 million receipt in 1997 of business interruption insurance proceeds, slightly offset by $9 million higher gathering revenues and $8 million associated with a 4 percent increase in natural gas liquids sales volumes.

     Costs and operating expenses decreased $88 million, or 15 percent, due primarily to the $50 million effect of the shutdown of the Canadian liquids marketing operations, $9 million lower costs passed through to customers, $15 million lower fuel and replacement gas purchases, and lower natural gas liquids pipeline transportation costs.

     Other (income) expense -- net in 1998 includes a loss of approximately $9 million related to the retirement of certain assets and $6 million of unfavorable litigation loss provisions, partially offset by a $6 million gain from the settlement of product imbalances.

     Segment profit decreased $60.2 million, or 22 percent, due primarily to $45 million of lower per-unit liquids margins, decreased pipeline transportation shipments, the $9 million loss related to the retirement of certain assets and the effect of an $8 million business interruption insurance receipt in 1997, slightly offset by $9 million higher gathering revenues.

     PETROLEUM SERVICES' revenues decreased $20.5 million, or 1 percent, due primarily to a $213 million decrease in revenues from refining operations and $17 million lower product sales from transportation activities, significantly offset by $107 million higher pipeline construction revenue, $54 million higher convenience store sales, and $37 million higher revenues from fleet management and mobile computer technology operations initiated in mid-1997. The $213 million decline in refining revenues reflects $386 million from lower average sales prices, partially offset by $173 million from a 13 percent increase in refined product volumes sold. The $54 million increase in convenience store sales is due primarily to the May 1997 EZ-Serve acquisition, additional travel centers and increased per-store merchandise sales. Increases of $101 million in gasoline and diesel sales volumes and $47 million higher merchandise sales were partially offset by a $94 million impact of lower average retail gasoline and diesel sales prices.

     Costs and expenses increased $27 million, or 1 percent, due primarily to $102 million of pipeline construction costs, $46 million higher convenience store merchandise purchases and operating costs resulting from the EZ-Serve acquisition, additional travel centers and increased per-store sales, $41 million higher costs from fleet management and mobile computer technology operations, $24 million higher general and administrative expenses and a $15.5 million accrual for potential transportation rate refunds to customers (included in other (income) expense -- net) (see Note 17). Substantially offsetting these increases were a $194 million decrease from refining operations and $15 million lower cost of product sales from transportation activities. The $24 million increase in general and administrative expenses is due, in part, to increased activities in human resources development, investor/media/customer relations and business development. The $194 million decrease from refining operations reflects a $343 million decrease due to lower average crude oil purchase prices, partially offset by a $143 million increase related to an increase in processed barrels sold and $7 million higher operating costs at the Memphis refinery. Convenience store gasoline and diesel cost of sales remained flat as a $90 million increase from higher sales volumes was offset by lower average purchase prices.

     Segment profit decreased $47.5 million, or 24 percent, due primarily to the $15.5 million accrual for potential refunds to transportation customers, $13 million lower refinery gross margins, $7 million higher operating costs due to increased production levels at the Memphis refinery, approximately $24 million higher general and administrative expenses and a $4.4 million accrual for modification of an employee benefit program associated with vesting of paid time off, partially offset by $6 million higher product transportation revenues, $7 million increased profits from convenience store operations and $5 million from pipeline construction activities.

     COMMUNICATIONS SOLUTIONS' revenues increased $160.3 million, or 13 percent, due primarily to the April 30, 1997, combination of the Nortel customer premise equipment sales and services operations, which contributed an additional $196 million of revenue during the first four months of 1998. A $30 million increase in maintenance contract revenues was more than offset by $46 million lower new system sales and $31 million lower customer service orders due, in part, to competitive pressures.

     Costs and operating expenses increased $116 million, or 13 percent, and selling, general and administrative expenses increased $138 million, or 53 percent, due primarily to the combination with Nortel. Included in the overall increase in selling, general and administrative expenses are $23 million of increased information systems costs associated with expansion and enhancement of the infrastructure and continued costs of maintaining multiple systems while common systems are being developed, $36 million higher selling costs including the effects of large increases in sales and support staff and higher sales commissions in anticipation of a higher revenue base than actually achieved, $12 million increased provision for bad debts, and a $6 million accrual for modification of an employee benefit program associated with vesting of paid time off.

     Segment profit decreased $101.4 million from a $47.3 million segment profit in 1997 to a $54.1 million segment loss in 1998, due primarily to the increase in selling, general and administrative costs as described above, $6 million related to information systems cancellations and $7 million of obsolete equipment write-downs, severance and contract loss accruals.

     NETWORK APPLICATIONS' revenues decreased $9.1 million, or 4 percent, due primarily to the $14 million effect of the decision to exit the learning content business in November 1997. Partially offsetting this decline was a $9 million increase in audio and video conferencing and business television revenues.

     Costs and operating expenses increased $9 million, or 5 percent, due primarily to $8 million higher costs of providing network services following the transfer of fiber assets to Network Services in October 1997 and the $7 million effect of increased audio and video conferencing and business television activities, partially offset by $8 million lower costs as a result of the decision to exit the learning content business in November 1997. A $10 million, or 11 percent, decrease in selling, general and administrative expenses was also due to the decision to exit the learning content business.

     Other (income) expense -- net in 1998 includes a $23.2 million write-down related to the abandonment of a venture involved in the technology and transmission of business information for news and educational purposes (see Note
5). Other (income) expense -- net in 1997 includes charges totaling $49.8 million related to the decision and formulation of a plan to sell the learning content business ($28 million), and the write-down of assets and development costs associated with certain advanced applications (see Note 5). During 1998, a substantial portion of the learning content business was sold at its approximate carrying value.

     Segment loss decreased $14.1 million from a $108.7 million segment loss in 1997 to a $94.6 million segment loss in 1998, due primarily to the effect of $49.8 million of charges in 1997, partially offset by the $23.2 million write-down in 1998, $7 million higher network access costs and a $3 million accrual for modification of an employee benefit program associated with vesting of paid time off.

     NETWORK SERVICES' revenues increased $151.9 million from $43 million in 1997, due primarily to $64 million of revenue in 1998 from the sale of excess fiber capacity on the newly constructed digital fiber-optic network, $49 million of revenues from providing fiber services to new long-term customers and $27 million higher revenue following the transfer of fiber assets from Network Applications in October 1997.

     Costs and operating expenses increased $136 million from $32 million in 1997, due primarily to $38 million of cost of sales of excess fiber capacity, $55 million of leased capacity costs associated with providing customer services prior to completion of the new network, and $17 million higher operating expenses. Selling, general and administrative expenses increased $45 million due primarily to the expansion of the infrastructure to support the new national digital fiber-optic network, including $8 million of increased information systems costs and $8 million for a new national advertising campaign.

     Segment profit decreased $29.6 million from a $3.3 million segment profit in 1997 to a $26.3 million segment loss in 1998, due primarily to the cost of expanding the infrastructure in support of the network expansion and losses experienced from providing customer services prior to completion of the new network, partially offset by $26 million of profit from selling excess fiber capacity.

     As each phase of the ongoing construction of the planned 32,000 mile full-service wholesale communications network goes into service, revenues and costs are expected to increase. During 1998, 9,000 miles of new network were added increasing the network to 19,000 cable miles at December 31, 1998. The remaining 13,000 miles are planned to come online during 1999 and 2000. This business is expected to contribute an increasing percentage of consolidated revenues but is not expected to contribute significantly to segment profit until 2001. The February 8, 1999, announcement by Williams of a 20-year agreement with SBC Communications, under which Network Services will become the preferred provider of nationwide long-distance voice and data services for SBC Communications, will contribute to the expected network revenue increase in 2000. Additional sales of excess dark fiber capacity along the new network are expected to generate increasing revenues and segment profit during 1999 and 2000.

     OTHER segment loss of $14.5 million in 1998 compares to $12.7 million of segment profit in 1997. The 1998 segment loss includes equity losses of $14.8 million from investing activities in a Brazilian communication business in which Williams has a 30 percent interest. This business is constructing a cellular phone network scheduled to be in operation during 1999. In addition, 1998 includes $8 million higher general and administrative expenses as compared to 1997 and $5.6 million of write-downs of international cost investments to market.

     GENERAL CORPORATE EXPENSES decreased $11.6 million, or 16 percent, due primarily to expense savings realized following the MAPCO merger, largely offset by MAPCO merger-related costs of $21 million in 1998 compared to $10 million in 1997. An additional $51 million of merger-related costs are included as a component of Energy Services' segment profit (see Note 19). Interest accrued increased $49.8 million, or 38 percent, due primarily to higher borrowing levels including Williams Holdings' commercial paper program and advances from affiliates, partially offset by the $9 million effect of a lower average interest rate. Interest capitalized increased $7.3 million, or 38 percent, due primarily to increased capital expenditures for the fiber-optic network, the Venezuelan gas injection plant and international investment activities. Investing income decreased $3.6 million, or 8 percent, due primarily to $14 million lower interest earned on advances to Williams largely offset by higher interest income on advances to affiliates and long-term notes receivable. For information concerning the $44.5 million gain on sale of interest in subsidiary in 1997, see Note 2. The $66 million gain on sales of assets in 1997 results from the sale of Williams Holdings' interest in the liquids and condensate reserves in the West Panhandle field of Texas (see Note 5). Minority interest in (income) loss of consolidated subsidiaries in 1998 is $30.2 million favorable as compared to 1997 due primarily to losses experienced by Williams Communications Solutions, LLC which has a 30 percent interest held by minority shareholders. Other income (expense) -- net is $15.7 million unfavorable as compared to 1997 due primarily to 1998 litigation accruals and loss provisions totaling $11 million related to assets previously sold, and the effect of a 1997 gain of $4 million on the termination of interest-rate swap agreements.

     The $139.2 million, or 90 percent, decrease in the provision for income taxes on continuing operations is primarily a result of lower pre-tax income, partially offset by a higher effective income tax rate in 1998. The effective income tax rate in 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes and the effects of non-deductible costs, including goodwill. The effective tax rate in 1997 is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 2) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

     The 1998 and 1997 losses on discontinued operations are attributable to loss provisions for contractual obligations related to the sale of the net assets of the MAPCO coal business in 1996 (see Note 3).

     The 1998 and 1997 extraordinary losses result from the early extinguishment of debt (see Note 7).

  1997 vs. 1996

     CONSOLIDATED OVERVIEW. Williams Holdings' revenues increased $1.4 billion, or 26 percent, due primarily to increased marketing of crude oil and refined products and higher revenues at Communications reflecting increased business activity and revenue contributed by acquisitions, including the 1997 combination of the Nortel customer premise equipment sales and services operations. Partially offsetting these increases was the $141 million impact in 1997 of reporting certain revenues net of costs within Energy Services (see Note 1).

     Segment costs and expenses increased $1.4 billion, or 31 percent, due primarily to costs associated with the increased marketing of crude oil and refined products, higher costs and expenses at Communications and $50 million for asset impairments, partially offset by the $141 million impact in 1997 of reporting certain costs net in revenues within Energy Services (see Note 1).

     Operating income decreased $95 million, or 18 percent, reflecting the change in revenues and segment costs and expenses discussed above and comprised primarily of a $63 million decrease at Communications and a $20 million decrease at Energy Services. Income from continuing operations before extraordinary loss and income taxes decreased $75 million, or 14 percent, reflecting the lower operating income, increased interest accrued resulting from higher capital expenditures and the effect of the $37 million gain in 1996 on sales of assets, partially offset by a $45 million gain in 1997 on the sale of interest in subsidiary and a $66 million gain in 1997 on the sale of assets.

     ENERGY MARKETING & TRADING'S revenues increased $276.4 million, or 14 percent, due primarily to a $488 million increase in marketing of crude oil and refined products from the Memphis refinery. This increase reflects increased demand for petroleum products, aggressive marketing in the Memphis and Ohio River Valley areas and $183 million from the inclusion of Lexas Oil operations, which prior to July 1997 were unconsolidated. Partially offsetting this increase was a $125 million decrease in revenues from energy trading and price-risk management activities, $77 million lower marketing of natural gas liquids associated with Midstream's natural gas liquids transportation activities and a $16 million decrease in revenues from the propane marketing business. The $125 million decrease in revenues from energy trading and price-risk management activities resulted from the 1997 reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously not considered to be included in trading operations. Excluding this decrease, energy trading and price-risk management revenues increased $16 million due primarily to the initial income recognition from long-term electric power contracts, increased physical and notional natural gas volumes of 22 percent and 44 percent, respectively, higher petroleum trading volumes, revenues from new project financing services for energy producers and the sale of excess transportation capacity, partially offset by lower natural gas trading margins as a result of decreased price volatility. The $77 million decrease in marketing of natural gas liquids results mainly from significantly lower natural gas liquids sales prices. The $16 million decrease in revenues from the propane marketing business resulted from the $24 million effect of the sale of certain propane and liquid fertilizer assets in 1996, partially offset by increased propane sales volumes primarily from acquisitions.

     Costs and operating expenses increased $335 million, or 19 percent, due primarily to $526 million of additional costs associated with the marketing of crude oil and refined products from the Memphis refinery, $23 million of increased operating expenses associated with propane marketing acquisitions and growth initiatives and a $16 million increase in propane purchase costs relating to increased volumes, partially offset by the $141 million effect of the 1997 reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously not considered to be included in trading operations, $73 million lower costs of marketing natural gas liquids associated with Midstream's natural gas liquids transportation activities and $21 million associated with the sale of certain propane and liquid fertilizer assets. Selling, general and administrative expenses increased $32 million, or 52 percent, due primarily to propane business acquisitions and the expenses associated with expansion of certain business growth platforms.

     Segment profit decreased $85.1 million, or 61 percent, due primarily to $38 million lower gross margins on the marketing of crude oil and refined products from the Memphis refinery, $32 million higher selling, general and administrative expenses, $23 million of increased operating expenses associated with propane marketing acquisitions and growth initiatives, and $10 million lower gross margins on propane marketing operations, partially offset by the $16 million increase in net energy trading and price-risk management revenues and a $6 million recovery of an account previously written off as a bad debt.

     EXPLORATION & PRODUCTION'S revenues increased $47.7 million, or 58 percent, due primarily to the $20 million effect of higher average natural gas sales prices for company-owned production, the $14 million effect of higher average natural gas sales prices from the sale of volumes from the Royalty Trust and royalty interest owners, and the $9 million effect of a 21 percent increase in company-owned production volumes.

     Costs and operating expenses increased $23 million, or 32 percent, due primarily to higher Royalty Trust natural gas purchase prices, increased production activities and higher dry hole costs.

     Segment profit increased $27.5 million, from $2.8 million in 1996, due primarily to the increase in average natural gas sales prices and company-owned production volumes, partially offset by higher expenses associated with increased activity levels.

     MIDSTREAM GAS & LIQUIDS' revenues increased $155.2 million, or 20 percent, due primarily to $53 million related to a full year of Canadian marketing operations in 1997 as compared to four months in 1996, $44 million of higher natural gas liquids sales from processing activities, the receipt of $8 million of business interruption insurance proceeds related to a 1996 claim, and higher gathering, processing and condensate revenues of $40 million, $5 million and $11 million, respectively. These increases were slightly offset by the impact of the January 1997 sale of the West Panhandle operations. The $44 million increase in natural gas liquids sales from processing activities is due to a 37 percent increase in volumes, slightly offset by lower average sales prices. Gathering revenues increased as a result of a 16 percent increase in volumes following the transfer of Williams Gas Pipelines Central (a wholly-owned subsidiary of Williams Holdings' parent) gathering assets to Midstream Gas & Liquids in the last half of 1996.

     Costs and operating expenses increased $154.4 million, or 35 percent, due primarily to higher fuel and replacement gas purchases associated with gathering and processing activities, the $52 million impact of a full year of Canadian marketing operations, costs associated with the gathering assets transferred to Midstream Gas & Liquids from Williams Gas Pipelines Central and higher operating and maintenance and depreciation expenses, slightly offset by the $13 million effect of the sale of the West Panhandle operations.

     Other (income) expense -- net for 1996 includes a $20 million gain from the property insurance coverage associated with construction of replacement gathering facilities and $6 million of gains from the sale of two small gathering systems, partially offset by $5 million of environmental remediation accruals.

     Segment profit decreased $23.2 million, or 8 percent, due primarily to the $30 million effect of lower per-unit liquids margins, an $18 million impact of the sale of the West Panhandle operations, and $12 million lower insurance recoveries in 1997 as compared to 1996, partially offset by the $24 million effect of increased liquids volumes sold and the transfer of gathering assets from Williams Gas Pipelines Central.

     PETROLEUM SERVICES' revenues increased $100.8 million, or 4 percent, due primarily to a $27 million increase in ethanol sales, $25 million from new fleet management and mobile computer technology operations, a $24 million increase in product sales from transportation activities and $18 million higher retail sales revenues. Ethanol sales increased as a result of 22 percent higher sales volumes, partially offset by lower average ethanol sales prices. Ethanol production was reduced during the second half of 1996 due to unfavorable market conditions. The retail sales increase reflects higher gasoline and merchandise sales following the EZ-Serve convenience stores acquisition, partially offset by lower diesel sales. A 5 percent increase in processed volumes sold was offset by slightly lower average refined product sales prices. Products pipeline shipments and average rates were comparable to 1996.

     Costs and operating expenses increased $33.6 million, or 1 percent, due primarily to a $35 million increase in retail costs following the EZ-Serve convenience stores acquisition, $33 million associated with the new fleet management and mobile computer technology operations, $23 million higher product purchases associated with transportation activities, $15 million higher operating expenses associated with increased refinery throughput and maintenance activity, and $9 million higher costs from increased ethanol production, largely offset by $84 million lower crude oil costs at the refineries.

     Segment profit increased $60.8 million, or 43 percent, due primarily to a $71 million increase from petroleum refining operations and a $15 million increase related to increased ethanol sales volumes and per-unit margins, partially offset by an $18 million decrease from retail operations and $9 million of losses associated with the new fleet management and mobile computer technology operations. The $71 million petroleum refining increase reflects higher per-unit margins and 5 percent higher volumes processed, partially offset by $10 million of higher costs associated with increased maintenance activity. The retail operations decrease reflects the additional costs associated with the implementation of strategic growth initiatives and lower per-unit margins on gasoline sales.

     COMMUNICATIONS SOLUTIONS' revenues increased $638.4 million, or 112 percent, due primarily to acquisitions which contributed revenues of approximately $556 million, including $536 million from the April 30, 1997, combination of the Nortel customer premise equipment sales and services operations. Additionally, increased business activity resulted in a $119 million revenue increase in new system sales, partially offset by a $46 million decrease in system modification revenues.

     Costs and operating expenses increased $460 million, or 105 percent, due primarily to the $393 million impact of the combination with Nortel. In addition, costs and operating expenses increased due to $50 million of higher costs associated with increased new systems sales activity and $16 million of higher costs related to system modification activity. Selling, general and administrative expenses increased $148 million, or 129 percent, due primarily to the combination with Nortel in addition to costs associated with expanding the infrastructure for future growth.

     Segment profit increased $33 million from $14.3 million in 1996, due primarily to the combination with Nortel, partially offset by increased expenses associated with expanding the infrastructure.

     NETWORK APPLICATIONS' revenues increased $84.7 million, or 65 percent, due primarily to 1997 acquisitions which contributed revenues of approximately $81 million.

     Costs and operating expenses increased $83 million, or 86 percent, due primarily to the $68 million impact of acquisitions and higher expenses for developing and expanding video transmission services. Selling, general and administrative expenses increased $46 million, or 94 percent, due primarily to acquisitions and higher expenses for expanding the infrastructure for future growth.

     Other (income) expense -- net in 1997 includes charges totaling $49.8 million related to the decision and formulation of a plan to sell the learning content business ($28 million), and the write-down of assets and development expenses associated with certain advanced applications (see Note 5).

     Segment loss increased $93.6 million to $108.7 million, due primarily to the $49.8 million in charges described above and the expense of developing infrastructure while integrating the most recent acquisitions.

     NETWORK SERVICES' revenues increased $31.9 million to $43 million in 1997, reflecting $14 million contributed by a March 1997 acquisition, $11 million from fiber assets transferred from Network Applications in late 1997 and internal growth.

     Costs and operating expenses increased $27 million from $5 million in 1996, reflecting a $15 million effect of the transfer of fiber assets from Network Applications late in 1997 and $8 million from the March 1997 acquisition.

     Segment profit decreased $2.5 million, or 43 percent, due primarily to an increase in selling, general and administrative expenses.

     GENERAL CORPORATE EXPENSES increased $20.5 million, or 41 percent, due primarily to higher employee compensation expense, $10 million of costs related to the MAPCO acquisition, and a higher cost allocation percentage from Williams resulting from the combination of customer-premise equipment sales and service operations with Nortel and an increased level of other operations. Interest accrued increased $38.6 million, or 41 percent, due primarily to higher borrowing levels including increased borrowing under the $1 billion bank-credit facility and commercial paper program, partially offset by a lower average interest rate. The lower average interest rate reflects lower rates on new 1997 borrowings as compared to previously outstanding borrowings. Interest capitalized increased $14.5 million, from $4.8 million in 1996, due primarily to capital expenditures for the Discovery pipeline project and Communications' fiber-optic network. Investing income increased $5.2 million, or 13 percent, due primarily to interest earned on increased advances to Williams. For information concerning the $44.5 million 1997 gain on sale of interest in subsidiary, see
Note 2. The $66 million 1997 gain on sales of assets results from the sale of Williams Holdings' interest in the liquids and condensate in the West Panhandle field of Texas (see Note 5). The $36.5 million 1996 gain on sales of assets results from the sale of the fertilizer and Iowa propane assets and the sale of certain communication rights (see Note 5). The $18.2 million minority interest in income of consolidated subsidiaries in 1997 is related primarily to the 30 percent interest held by Williams Communications Solutions, LLC's minority shareholder (see Note 2). The $17.4 million unfavorable change in other income (expense) -- net in 1997 is due primarily to $9 million of costs associated with Williams Holdings' sales of receivables program started in 1997, and the effects of gains realized on the sale of corporate aircraft in 1996 and $5 million of favorable accrual adjustments in 1996.

     The provision for income taxes on continuing operations decreased $16.6 million, or 10 percent. The effective income tax rate in 1997 is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 2) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. The effective tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from research activities and coal-seam gas production, partially offset by the effects of state income taxes. In addition, the 1996 tax provision includes recognition of favorable state income tax adjustments of $6 million.

     On September 10, 1996, Williams Holdings sold the net assets of the MAPCO coal business to Alliance Coal Corporation for $236 million in cash. The sale resulted in losses in 1997 and 1996 which are reported as discontinued operations along with the operating results for 1996 (see Note 3).

     The 1997 extraordinary loss results from the early extinguishment of debt (see Note 7).

FINANCIAL CONDITION AND LIQUIDITY

  MAPCO Acquisition

     On March 28, 1998, Williams (Williams Holdings' parent) completed the acquisition of MAPCO Inc. by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options were converted into 5.7 million shares of Williams common stock. Upon completion, 98.8 million shares of Williams common stock were issued. MAPCO was engaged in the NGL pipeline, petroleum refining and marketing, and propane marketing businesses. Upon completion of the merger, Williams transferred its interest in MAPCO to Williams Holdings, and MAPCO became part of the Energy Services business unit.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period financial information presented includes the combined results of operations, financial condition and liquidity of MAPCO and Williams Holdings.

  Liquidity

     Williams Holdings considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities and its commercial paper program, which can be utilized without limitation under existing loan covenants, as amended in January 1999. Williams Holdings is a participant in Williams' $1 billion bank-credit facility and has access to the entire $1 billion facility, subject to borrowing by other affiliated companies. At December 31, 1998, Williams Holdings had access to $361 million of liquidity including $306 million available under the $1 billion bank-credit facility. This compares with liquidity of $165 million at December 31, 1997, and $290 million at December 31, 1996.

     During 1998, Williams Holdings increased its commercial paper program to $1 billion from $650 million. The commercial paper program is backed by short-term bank-credit facilities totaling $1 billion. At December 31, 1998, $903 million of commercial paper was outstanding under the program. In January 1999, Williams Holdings' commercial paper program was increased to $1.4 billion with the short-term bank-credit facilities increased to the same amount.

     In addition, Williams Holdings and its subsidiaries had net amounts receivable from Williams totaling $1 billion at December 31, 1998, excluding parent company debentures with a face value of $360 million (see Note 4), compared to $231 million at December 31, 1997, and $124 million at December 31, 1996. The increase in amounts receivable from Williams at December 31, 1998 from December 31, 1997, reflects additional advances to the parent under Williams' cash-management system, primarily due to proceeds from Williams Holdings' commercial paper program, long-term debt issuances and proceeds from the sale of limited partnership member interest.

     Williams Holdings believes its parent can meet its cash needs. Williams has access to $738 million of liquidity at December 31, 1998 including $306 million available under its $1 billion bank-credit facility previously discussed, as compared to liquidity of $166 million and $630 million at December 31, 1997 and 1996, respectively. The lower liquidity level at December 31, 1997, reflected the use of the $1 billion bank-credit facility to provide interim financing related to a debt restructuring program. This restructuring program was completed during the first quarter of 1998 and a significant portion of the $1 billion bank-credit facility was repaid with the proceeds from long-term financings.

     At December 31, 1998, Williams Holdings has $595 million of shelf availability remaining under registration statements filed with the Securities and Exchange Commission. These registration statements may be used to issue a variety of debt or equity securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. In addition, Williams Holdings uses short-term uncommitted bank lines to manage liquidity. Williams Holdings believes any additional financing arrangements can be obtained on reasonable terms if required.

     On November 19, 1998, Williams Holdings announced that it intends to sell a minority interest in its communications business. The initial equity offering is expected to be filed in the second quarter of 1999 and yield proceeds of $500 million to $750 million. In addition, Williams Holdings expects Communications to issue high-yield public debt of approximately $1.3 billion to $1.5 billion in 1999. On February 8, 1999, Williams Holdings announced that, simultaneously with the public equity offering, SBC Communications plans to acquire up to a 10 percent interest in Williams Holdings' communications business for an investment of up to $500 million. Proceeds from these transactions will be reinvested in the continued construction of Williams Holdings' national fiber-optic network and other expansion opportunities.

     During 1998, Williams Holdings entered into an agreement described as a securitized asset lease program designed to fund up to $750 million of capital expenditures for the fiber-optic network. A total of $463 million remains available under this agreement. See Note 12 for additional information.

     Williams Holdings had a net working-capital deficit of $640 million at December 31, 1998, compared with $352 million at December 31, 1997. The increase in the working-capital deficit at December 31, 1998, as compared to prior year-end is primarily a result of short-term borrowings under the commercial paper program. Williams Holdings manages its borrowings to keep cash and cash equivalents at a minimum and has relied on bank-credit facilities to provide flexibility for its cash needs. As a result, it historically has reported negative working capital.

     During 1999, Williams Holdings expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, Communications' initial equity and high-yield debt offerings, and the use of the available portion of its $1 billion bank-credit facility and asset lease program, commercial paper, short-term uncommitted bank lines, private borrowings, advances from its parent or debt offerings.

  Operating Activities

     Cash provided by continuing operating activities was: 1998 -- $86 million; 1997 -- $560 million; and 1996 -- $390 million. Cash provided by operating activities in 1997 includes $200 million of proceeds from the sale of receivables program begun in 1997. Energy trading assets and liabilities increased in 1998 due primarily to increased physical power trading activity.

  Financing Activities

     Net cash provided by financing activities was: 1998 -- $2.3 billion;
1997 -- $575 million; and 1996 -- $265 million. Long-term debt proceeds, net of principal payments, were $567 million, $122 million and $573 million during 1998, 1997 and 1996, respectively. Notes payable proceeds, net of notes payable payments, were $210 million and $542 million during 1998 and 1997, respectively. Notes payable payments, net of notes payable proceeds, were $161 million during 1996. The increase in net new borrowings during 1998, 1997 and 1996 reflects borrowings to fund capital expenditures, investments and acquisition of businesses.

     Long-term debt, at December 31, 1998, was $2.9 billion, including $948 million in advances from affiliates, compared with $1.5 billion at December 31, 1997, and $1.4 billion at December 31, 1996. At December 31, 1997 and 1996, $162 million and $129 million, respectively, in current debt obligations were classified as non-current obligations based on Williams Holdings' intent and ability to refinance on a long-term basis. The 1998 increase in long-term debt is due primarily to $425 million of public debt issued and $948 million of advances from affiliates. The long-term debt to debt-plus-equity ratio was 42.6 percent at December 31, 1998 compared to 30.2 percent and 31.1 percent at December 31, 1997 and 1996, respectively. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 51.1 percent, 39.5 percent and 31.8 percent, respectively.

     Williams Holdings paid cash dividends to Williams of $14 million, $114 million and $148 million in 1998, 1997 and 1996, respectively, and received cash capital contributions from Williams of $213 million, $10 million and $2 million in 1998, 1997 and 1996, respectively.

     During 1998, Williams Holdings received proceeds of $200 million from the sale of a limited partnership minority interest to an outside investor (see Note
13).

  Investing Activities

     Net cash used by investing activities was: 1998 -- $2.4 billion;
1997 -- $1.2 billion; and 1996 -- $590 million. Capital expenditures of Energy Services, primarily to expand and modernize gathering and processing facilities and refineries, were $701 million in 1998, $451 million in 1997, and $398 million in 1996. Capital expenditures of Communications were $304 million in 1998, $276 million in 1997, and $67 million in 1996. The 1998 and 1997 expenditures include the expansion of the fiber-optic network. Budgeted capital expenditures and investments for all business units for 1999 are estimated to be approximately $4.4 billion, including $2.2 billion for the fiber-optic network expansion and expenditures to expand and modernize gathering and processing facilities, refineries and other international investment activities. Capital expenditures for 1999 and 2000 for the fiber-optic network are expected to total $3.4 billion.

     During 1998, Williams Holdings made a $100 million advance and a $150 million investment in a telecommunications business in Brazil. In addition, during 1998 Williams Holdings made an $85 million investment in a Texas refined petroleum products pipeline joint venture.

     Subsequent to December 31, 1998, Williams Holdings exercised an option to increase its investment in the Brazilian cellular phone venture. Negotiations are currently underway, and the company could invest up to $265 million, which is included in budgeted capital expenditures above, during the first quarter of 1999.

     On April 30, 1997, Williams Holdings and Northern Telecom (Nortel) combined their customer-premise equipment sales and services operations into a limited liability company, Williams Communications Solutions, LLC. In addition, Williams Holdings paid $68 million to Nortel. See Note 2 for additional information. During 1997, Williams Holdings also purchased a 20 percent interest in a foreign telecommunications business for $65 million in cash and made a $59 million cash investment in the 50 percent owned Discovery pipeline project. During 1996 Williams Holdings acquired various communications technology businesses totaling $165 million in cash.

     During 1997, Williams Holdings received proceeds of $66 million from the sale of interests in the West Panhandle field. During 1996, Williams Holdings received proceeds of $236 million from the sale of its MAPCO coal operations (see Note 3).

  Other Commitments

     During 1998, Energy Marketing & Trading entered into a 15-year contract giving Williams Holdings the right to receive fuel conversion services for purposes of generating electricity. This contract also gives Williams Holdings the right to receive installed capacity as well as certain ancillary services. Annual committed payments under the contract range from $140 million to $165 million, resulting in total committed payments of approximately $2.3 billion. Williams Holdings' intent is to resell power generated as a result of this service into markets in the western region of the United States. Williams Holdings also intends to resell capacity and ancillary services into such markets as the opportunities arise.

  Subsequent event

     On March 18, 1999, Williams' board of directors approved the merger of Williams Holdings with Williams. Upon completion of the merger, which is expected to be in the second or third quarter of 1999, Williams will assume all liabilities and obligations of Williams Holdings.

NEW ACCOUNTING STANDARDS

     See Note 1 for the effects of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" and Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

EFFECTS OF INFLATION

     Williams Holdings' cost increases in recent years have benefited from relatively low inflation rates during that time. Approximately 62 percent of Williams Holdings' property, plant and equipment was acquired or constructed during the last seven years, a period of relatively low inflation. Within Energy Services, operating costs are influenced to a greater extent by specific price changes in oil and gas and related commodities than by changes in general inflation. Crude, refined product and natural gas liquids prices are particularly sensitive to OPEC production levels and/or the market perceptions concerning the supply and demand balance in the near future. See Market Risk Disclosures in Item 7a for additional information concerning the impact of commodity price risk. The activities of Communications have historically not been significantly affected by the effects of inflation.

ENVIRONMENTAL

     Williams Holdings is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites are being monitored by Williams Holdings, other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams Holdings maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams Holdings has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $47 million, all of which is accrued at December 31, 1998. Williams Holdings expects to seek recovery of approximately $14 million of accrued costs from states in accordance with laws permitting reimbursement of certain expenses associated with underground storage tank containment problems and repairs. Williams Holdings will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

YEAR 2000 COMPLIANCE

     Williams and its wholly-owned subsidiaries, which includes Williams Holdings, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been substantially completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems is expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion by September 1, 1999. Some non-critical systems may not be compliant by January 1, 2000.

     Testing and validation activities have begun and will continue throughout the process. Year 2000 test labs are in place and operational. As expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the project status for traditional information technology and non-traditional areas by business unit. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant. The unknown category includes items identified during the assessment phase which require additional follow-up to determine whether they are compliant.

                    BUSINESS UNIT                      TESTED   UNTESTED   NOT COMPLIANT   UNKNOWN
                    -------------                      ------   --------   -------------   -------
Traditional Information Technology:
  Energy Services....................................    32%       49%          13%           6%
  Communications.....................................    32        47           21            0
  Corporate/Other....................................    71        21            7            1
Non-Traditional Information Technology:
  Energy Services....................................    32        63            2            3
  Communications.....................................    21        57           17            5
  Corporate/Other....................................    84        12            2            2

     Williams Holdings initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Williams Holdings has sent approximately 10,000 letters and questionnaires to third parties including customers, vendors and service providers. Additional communications are being mailed during 1999. Williams Holdings is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of December 31, 1998, approximately 38 percent of the companies contacted have responded and virtually all of these have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Williams Holdings will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Williams Holdings.

     Williams Holdings expects to utilize both internal resources and external contractors to complete the year 2000 compliance project. Williams Holdings has a core group of 106 people involved in this enterprise-wide project. This includes 13 individuals responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 93 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be up to an additional 1,000 employees who are also contributing a portion of their time to the completion of this project. The Communications business unit has contracted with an external contractor at a cost of approximately $3 million to assist in all phases and various areas of the project. Within Energy Services, two external contractors are being utilized at a total cost of approximately $1 million.

     Several previously planned system implementations are scheduled for completion on or before September 1, 1999, which will lessen possible year 2000 impacts. For example, a new year 2000 compliant payroll/human resources system, was implemented January 1, 1999. It replaced multiple human resources administration and payroll processing systems previously in place. The Communications business unit has a major service information management system implementation and other system implementations currently in process necessary to integrate the operations of its many components acquired in past acquisitions. These systems will address the year 2000 compliance issues in certain areas. Within the Energy Services business unit, major applications had been replaced or were being replaced by MAPCO prior to its acquisition by Williams Holdings. Those applications have been incorporated into the enterprise-wide project and remaining system replacements are proceeding on schedule. In situations where planned system implementations will not be in service timely, alternative steps are being taken to make existing systems compliant.

     Although all critical systems over which Williams Holdings has control are planned to be compliant and tested before the year 2000, Williams Holdings has identified two areas that would equate to a most reasonably likely worst case scenario. First is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems would cause service interruptions. This risk should be minimized by the enterprise-wide communications effort and evaluation of third-party compliance plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

     Initial contingency planning began during 1998; however, significant focus on that phase of the project will take place in 1999. Guidelines for that process were issued in January 1999 in the form of a formal business continuity plan. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. These plans are expected to be defined by August 31, 1999 and implemented where appropriate.

     Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Williams Holdings currently estimates the total cost of the enterprise-wide project, including any accelerated system replacements, to be approximately $42 million. Prior to 1998 and during the first quarter of 1998, Williams Holdings was conducting the project awareness and inventory/assessment phases of the project and incurred costs totaling $2 million. During the second quarter of 1998, $2 million was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase. The third and fourth quarters of 1998 focused on the renovation/replacement and testing/validation phases, and $7 million was incurred. During the first-quarter 1999, renovation/replacement and testing/validation will continue, contingency planning will begin and $11 million is expected to be spent. During the second quarter of 1999, the primary focus is expected to shift to testing/validation and contingency planning, and $10 million is expected to be spent. The third and fourth quarters of 1999 will focus mainly on contingency planning and final testing with $10 million expected to be spent. Of the $11 million incurred to date, approximately $9 million has been expensed, and approximately $2 million has been capitalized. Of the $31 million of future costs necessary to complete the project within the schedule described, approximately $28 million will be expensed and the remainder capitalized. This estimate does not include Williams Holdings' potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

     The preceding discussion contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, the dates on which the company believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third parties, the company cannot ensure its ability to timely and cost effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

ITEM 7A. MARKET RISK DISCLOSURES

INTEREST RATE RISK

  Affiliate Debentures

     Williams Holdings holds an investment in Williams convertible debentures with a face value of $360 million, bearing interest at a fixed rate of 6 percent and maturing in 2005 (see Note 4). The fair value of Williams Holdings' investment is based on the prices of similar securities with similar terms and credit ratings (see Note 15).

  Due From Parent

     Williams Holdings has interest rate risk exposure related to the advances from and to Williams depending on the cash position of each subsidiary and/or for other specified business requirements (see Notes 15 and 16). Amounts are payable on demand, however, the net amount due from Williams at December 31, 1998, is classified as long-term as there is no expectation that Williams Holdings and its subsidiaries will demand payment in the next year. Interest rates for these advances vary with current market conditions. Accordingly fair value is estimated to approximate historically recorded amounts.

  Debt

     Williams Holdings' interest rate risk exposure primarily results from its debt portfolio which is influenced by short-term rates, primarily LIBOR-based borrowings from commercial banks and the issuance of commercial paper, and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in interest rates, Williams Holdings targets to maintain a significant portion of its debt portfolio, including debt with Williams, in fixed rate debt. Williams Holdings also utilizes interest-rate swaps to change the ratio of its fixed and variable rate debt portfolio based on management's assessment of future interest rates, volatility of the yield curve and Williams Holdings' ability to access the capital markets in a timely manner. Williams Holdings periodically enters into interest rate forward contracts to establish an effective borrowing rate for anticipated long-term debt issuances. The maturity of Williams Holdings' long-term debt portfolio is influenced by the life of its operating assets.

     At December 31, 1998, the amount of Williams Holdings' fixed and variable rate debt was at targeted levels. Williams Holdings has traditionally maintained an investment grade credit rating as one aspect of managing its interest rate risk. In order to fund its 1999 capital expenditure plan, Williams Holdings will need to access various sources of liquidity, which will likely include traditional borrowing and leasing markets, while its Telecommunications business also anticipates accessing high yield debt markets and equity markets.

     The following table provides information as of December 31, 1998, about Williams Holdings' external notes payable, long-term debt and interest-rate swaps that are subject to interest rate risk. For notes payable and long-term debt, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. For interest-rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest-rate swaps.

                                                                                        FAIR VALUE
                                                                                       DECEMBER 31,
                             1999    2000   2001   2002   2003   THEREAFTER   TOTAL        1998
                            ------   ----   ----   ----   ----   ----------   ------   ------------
                                                     (DOLLARS IN MILLIONS)
Notes payable.............  $1,053   $ --   $ --   $ --   $ --     $   --     $1,053      $1,053
Interest rate.............     5.9%
Long-term debt, including
  current portion:
  Fixed rate..............  $   67   $ 97   $ 50   $129   $220     $  923     $1,486      $1,526
  Interest rate...........     7.0%   7.0%   7.0%   7.0%   7.0%       7.5%
  Variable rate...........  $   --   $ --   $ --   $550   $ --     $   --     $  550      $  550
  Interest rate(1)........
Interest rate swaps:
  Pay variable/ receive
     fixed................  $   --   $ --   $ --   $ --   $ --     $  250     $  250      $    4
  Pay rate(2).............
  Receive rate............     6.3%   6.3%   6.3%   6.3%   6.3%      6.3%

---------------

(1) LIBOR plus .33 percent.

(2) LIBOR less 1.04 percent.

  Debt With Affiliates

     Williams Holdings has approximately $1 billion of long-term debt, including the current portion, with other Williams subsidiaries at December 31, 1998, bearing interest at a fixed rate of 5.57 percent and maturing in 2002. The fair value of the debt approximates the carrying value (see Notes 15 and 16).

COMMODITY PRICE RISK

     Energy Marketing & Trading has trading operations that incur commodity price risk as a consequence of providing price risk management services to third-party customers. The trading operations have commodity price risk exposure associated with the crude oil, natural gas, refined products, natural gas liquids and electricity energy markets in the United States and the natural gas markets in Canada. The trading operations enter into energy contracts which include forward contracts, futures contracts, option contracts, swap agreements, commodity inventories and short- and long-term purchase and sale commitments which involve the physical delivery of an energy commodity. These energy contracts are valued at fair value and unrealized gains and losses from changes in fair value are recognized in income. The trading operations are subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, the liquidity of the market in which the contract is transacted, changes in interest rates and credit risk. Energy Marketing & Trading manages market risk on a portfolio basis subject to the parameters established in its trading policy. A Risk Control Group, independent of the trading operations, monitors compliance with the established trading policy and measures the risk associated with the trading portfolio.

     Energy Marketing & Trading measures the market risk in its trading portfolio on a daily basis utilizing a value at risk methodology to estimate the potential one day loss from adverse changes in the fair value of its trading operations. At December 31, 1998, the value at risk for the trading operations was $8 million. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the trading portfolio. Energy Marketing & Trading's value-at-risk model includes all financial instruments and physical positions and commitments in its trading portfolio and assumes that as a result of changes in commodity prices, there is a 97.5 percent probability that the one day loss in the fair value of the trading portfolio will not exceed the value at risk. The value-at-risk model uses historical simulation to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value-at-risk does not consider that changing our trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model.

FOREIGN CURRENCY RISK

     Williams Holdings has investments in companies whose operations are located in foreign countries, of which $95 million are accounted for using the cost method. Fair value for the cost-method investments is deemed to approximate their carrying amount, because estimating cash flows by year is not practicable given that the time frame for selling these investments is uncertain. Williams Holdings' financial results could be affected if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries. Williams Holdings attempts to mitigate these risks by investing in different countries and business segments. Approximately 69 percent of the cost-method investments are in Asian countries and 27 percent in South American countries. Approximately 50 percent of the Asian investments and approximately 25 percent of the South American investments are in countries whose currencies have recently suffered significant devaluations and volatility. The ultimate duration and severity of the conditions in Asia and South America remain uncertain as does the long-term impact on Williams Holdings' investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................   F-19
Consolidated Statement of Operations........................   F-20
Consolidated Balance Sheet..................................   F-21
Consolidated Statement of Stockholder's Equity..............   F-22
Consolidated Statement of Cash Flows........................   F-23
Notes to Consolidated Financial Statements..................   F-24
Quarterly Financial Data (Unaudited)........................   F-50

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Williams Holdings of Delaware, Inc.

     We have audited the accompanying consolidated balance sheet of Williams Holdings of Delaware, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedules of MAPCO Inc., a wholly owned subsidiary (see Note 2), which statements reflect total assets constituting 26% of the related consolidated financial statement total for 1997, and which reflect net income constituting approximately 33% and 30% of the related consolidated financial statement totals for the years ended December 31, 1997 and 1996, respectively. Those statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MAPCO Inc. for those periods, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Holdings of Delaware, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
February 26, 1999,
except for Note 20, as to which the date is March 18, 1999

                       WILLIAMS HOLDINGS OF DELAWARE, INC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997*       1996*
                                                              ---------   ---------   ---------
                                                                         (MILLIONS)
Revenues (Notes 16 and 19):
  Energy Services**.........................................  $ 5,520.0   $ 6,012.8   $ 5,432.7
  Communications (Note 2)...................................    1,768.2     1,465.1       710.1
  Other.....................................................       64.8        53.4        58.3
  Intercompany eliminations.................................   (1,410.4)   (1,011.0)   (1,043.9)
                                                              ---------   ---------   ---------
         Total revenues.....................................    5,942.6     6,520.3     5,157.2
                                                              ---------   ---------   ---------
Segment costs and expenses (Note 16):
  Costs and operating expenses**............................    4,754.6     5,381.2     4,240.6
  Selling, general and administrative expenses..............      865.0       587.6       351.1
  Other (income) expense -- net (Notes 2 and 5).............      133.1        41.6       (19.3)
                                                              ---------   ---------   ---------
         Total segment costs and expenses...................    5,752.7     6,010.4     4,572.4
                                                              ---------   ---------   ---------
General corporate expenses (Notes 2 and 16).................       58.8        70.4        49.9
                                                              ---------   ---------   ---------
Operating income (loss) (Notes 5 and 19):
  Energy Services (Note 2)..................................      379.4       555.3       575.3
  Communications (Note 2)...................................     (175.0)      (58.1)        5.0
  Other.....................................................      (14.5)       12.7         4.5
  General corporate expenses................................      (58.8)      (70.4)      (49.9)
                                                              ---------   ---------   ---------
         Total operating income.............................      131.1       439.5       534.9
Interest accrued (Note 16)..................................     (181.9)     (132.1)      (93.5)
Interest capitalized........................................       26.6        19.3         4.8
Investing income (Notes 4 and 16)...........................       40.9        44.5        39.3
Gain on sale of interest in subsidiary (Note 2).............         --        44.5          --
Gain on sales of assets (Note 5)............................         --        66.0        36.5
Minority interest in (income) loss of consolidated
  subsidiaries (Note 2).....................................       12.0       (18.2)       (1.4)
Other income (expense) -- net...............................      (24.1)       (8.4)        9.0
                                                              ---------   ---------   ---------
Income from continuing operations before extraordinary loss
  and income taxes..........................................        4.6       455.1       529.6
Provision for income taxes (Note 6).........................       14.9       154.1       170.7
                                                              ---------   ---------   ---------
Income (loss) from continuing operations before
  extraordinary loss........................................      (10.3)      301.0       358.9
Loss from discontinued operations (Note 3)..................      (14.3)       (6.3)      (32.7)
                                                              ---------   ---------   ---------
Income (loss) before extraordinary loss.....................      (24.6)      294.7       326.2
Extraordinary loss (Note 7).................................       (4.8)       (3.6)         --
                                                              ---------   ---------   ---------
Net income (loss)...........................................  $   (29.4)  $   291.1   $   326.2
                                                              =========   =========   =========

---------------

 * Reclassified as described in Note 1.

** Includes consumer excise taxes of $192.9 million, $157.8 million and $155.9 million in 1998, 1997 and 1996, respectively.

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31,
                                                               ---------------------
      (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)            1998         1997
      -----------------------------------------------          ---------    --------
Current assets:
  Cash and cash equivalents.................................   $   109.7    $   96.0
  Receivables:
    Trade less allowance of $29.8 ($20.7 in 1997) (Note
     1).....................................................     1,490.8     1,450.6
    Affiliates..............................................        14.0        43.8
  Due from parent (Note 16).................................           -        93.0
  Inventories (Note 9)......................................       384.2       315.6
  Energy trading assets.....................................       354.5       180.3
  Deferred income taxes -- affiliates (Note 6)..............        91.8        86.1
  Other.....................................................       150.2       113.9
                                                               ---------    --------
         Total current assets...............................     2,595.2     2,379.3

Due from parent (Note 16)...................................     1,066.2       181.3
Investments, partially in affiliates (Note 4)...............     1,738.0     1,175.9
Property, plant and equipment -- net (Note 10)..............     5,464.0     4,533.6
Goodwill and other intangible assets -- net (Note 1)........       583.6       600.6
Non-current energy trading assets...........................       185.8       141.4
Other assets and deferred charges...........................       217.8       122.4
                                                               ---------    --------
         Total assets.......................................   $11,850.6    $9,134.5
                                                               =========    ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Notes payable (Note 12)...................................   $ 1,052.7    $  701.0
  Accounts payable:
    Trade (Note 11).........................................     1,059.3     1,143.7
    Affiliates..............................................        51.0        69.2
  Accrued liabilities (Notes 1 and 11)......................       649.7       560.0
  Energy trading liabilities................................       290.1       182.0
  Long-term debt due within one year (Notes 12 and 16):
    Affiliates..............................................        65.4          --
    Other...................................................        67.0        75.7
                                                               ---------    --------
         Total current liabilities..........................     3,235.2     2,731.6

Long-term debt (Notes 12 and 16):
  Affiliates................................................       948.4          --
  Other.....................................................     1,968.6     1,525.5
Deferred income taxes -- affiliates (Note 6)................       880.5       807.8
Non-current energy trading liabilities......................       201.5       201.7
Other liabilities...........................................       319.6       197.6
Minority interest in consolidated subsidiaries (Notes 2 and
  13).......................................................       373.2       144.8
Contingent liabilities and commitments (Notes 10 and 17)
Stockholder's equity:
  Common stock, $1 par value, 1,000 shares authorized and
    outstanding.............................................          --          --
  Capital in excess of par value............................     2,038.1     1,664.8
  Retained earnings.........................................     1,568.8     1,616.6
  Accumulated other comprehensive income (Note 18)..........       316.7       244.1
                                                               ---------    --------
         Total stockholder's equity.........................     3,923.6     3,525.5
                                                               ---------    --------
         Total liabilities and stockholder's equity.........   $11,850.6    $9,134.5
                                                               =========    ========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                      ACCUMULATED
                                                             CAPITAL IN                  OTHER
                                                    COMMON   EXCESS OF    RETAINED   COMPREHENSIVE
                                                    STOCK    PAR VALUE    EARNINGS      INCOME        TOTAL
                                                    ------   ----------   --------   -------------   --------
                                                                           (MILLIONS)
Balance, December 31, 1995........................  $ --      $1,533.1    $1,262.5      $ 53.4       $2,849.0
Comprehensive income:
  Net income -- 1996..............................    --            --       326.2          --          326.2
  Other comprehensive income (Note 18):
     Unrealized appreciation on marketable
       securities.................................    --            --          --        51.2           51.2
                                                                                                     --------
Total comprehensive income........................                                                      377.4
Dividends --
  Cash............................................    --            --      (147.6)         --         (147.6)
  Other...........................................    --            --         (.4)         --            (.4)
Contributions --
  Cash............................................    --           2.4          --          --            2.4
  Noncash.........................................    --          71.5          --          --           71.5
Other.............................................    --            .1          .3          --             .4
                                                      --      --------    --------      ------       --------
Balance, December 31, 1996........................    --       1,607.1     1,441.0       104.6        3,152.7
Comprehensive income:
  Net income -- 1997..............................    --            --       291.1          --          291.1
  Other comprehensive income (Note 18):
     Unrealized appreciation on marketable
       securities.................................    --            --          --       139.5          139.5
                                                                                                     --------
Total comprehensive income........................                                                      430.6
Dividends --
  Cash............................................    --            --      (114.0)         --         (114.0)
  Other...........................................    --            --        (2.2)         --           (2.2)
Contributions --
  Cash............................................    --          10.1          --          --           10.1
  Noncash.........................................    --          47.4          --          --           47.4
Other.............................................    --            .2          .7          --             .9
                                                      --      --------    --------      ------       --------
Balance, December 31, 1997........................    --       1,664.8     1,616.6       244.1        3,525.5
Comprehensive income:
  Net loss -- 1998................................    --            --       (29.4)         --          (29.4)
  Other comprehensive income (Note 18):
     Unrealized appreciation on marketable
       securities.................................    --            --          --        77.6           77.6
     Foreign currency translation adjustments.....    --            --          --        (5.0)          (5.0)
                                                                                                     --------
          Total other comprehensive income........                                                       72.6
                                                                                                     --------
Total comprehensive income........................                                                       43.2
Dividends --
  Cash............................................    --            --       (14.0)         --          (14.0)
  Other...........................................    --            --        (4.4)         --           (4.4)
Contributions --
  Cash............................................    --         212.7          --          --          212.7
  Noncash.........................................    --         160.6          --          --          160.6
                                                      --      --------    --------      ------       --------
Balance, December 31, 1998........................  $ --      $2,038.1    $1,568.8      $316.7       $3,923.6
                                                    ====      ========    ========      ======       ========

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   ---------   -------
                                                                        (MILLIONS)
OPERATING ACTIVITIES:
  Net income (loss).........................................  $   (29.4)  $   291.1   $ 326.2
  Adjustments to reconcile to cash provided from operations:
    Discontinued operations.................................       14.3         6.3      32.7
    Extraordinary loss......................................        4.8         3.6        --
    Depreciation, depletion and amortization................      340.7       276.1     217.5
    Provision for deferred income taxes.....................       30.2        50.9     104.2
    Provision for loss on property and other assets.........       68.4        49.8        --
    (Gain) loss on dispositions of property and interest in
      subsidiary............................................        9.5      (107.0)    (65.7)
    Provision for uncollectible accounts....................       39.8        13.3       5.3
    Minority interest in income (loss) of consolidated
      subsidiaries..........................................      (12.0)       18.2       1.4
    Cash provided (used) by changes in assets and
      liabilities:
      Receivables sold......................................      (14.9)      200.0        --
      Receivables...........................................      (92.8)     (293.0)   (444.4)
      Inventories...........................................      (66.4)      (74.8)     (1.1)
      Other current assets..................................      (58.4)      (14.0)    (21.9)
      Accounts payable......................................     (155.0)      165.9     425.3
      Accrued liabilities...................................       66.5         7.5     (58.3)
      Receivables/payables with affiliates..................       23.5        44.7     (70.1)
    Changes in current energy trading assets and
      liabilities...........................................      (66.2)       11.0     (29.7)
    Changes in non-current energy trading assets and
      liabilities...........................................      (44.6)      (47.7)    (37.7)
    Other, including changes in non-current assets and
      liabilities...........................................       28.6       (41.5)      5.8
                                                              ---------   ---------   -------
         Net cash provided by continuing operations.........       86.6       560.4     389.5
         Net cash provided by discontinued operations.......         --          --      21.8
                                                              ---------   ---------   -------
         Net cash provided by operating activities..........       86.6       560.4     411.3
                                                              ---------   ---------   -------
FINANCING ACTIVITIES:
  Proceeds from notes payable...............................      501.9       858.7      60.0
  Payments of notes payable.................................     (292.0)     (316.3)   (221.3)
  Proceeds from long-term debt..............................    1,121.0       669.2     607.6
  Payments of long-term debt................................     (554.2)     (546.8)    (34.2)
  Dividends.................................................      (14.0)     (114.0)   (147.6)
  Capital contributions.....................................      212.7        10.1       2.4
  Proceeds from sale of limited partnership interest........      200.0          --        --
  Changes in advances from affiliates.......................    1,140.1          --        --
  Other -- net..............................................      (10.1)       13.9      (1.9)
                                                              ---------   ---------   -------
         Net cash provided by financing activities..........    2,305.4       574.8     265.0
                                                              ---------   ---------   -------
INVESTING ACTIVITIES:
  Property, plant and equipment:
    Capital expenditures....................................   (1,226.1)     (874.9)   (521.5)
    Proceeds from dispositions..............................       23.2        78.0      61.2
    Changes in accounts payable and accrued liabilities.....       88.4         (.6)      2.2
  Acquisition of businesses, net of cash acquired...........       (9.6)     (146.2)   (170.5)
  Proceeds from sales of businesses.........................         --          --     236.4
  Income tax and other payments related to discontinued
    operations..............................................      (12.0)      (12.6)   (270.5)
  Proceeds from sales of assets.............................       10.7        71.2      66.0
  Purchase of investments/advances to affiliates............     (466.6)     (200.7)    (97.4)
  Changes in advances to parent company.....................     (791.9)     (123.0)     95.4
  Other -- net..............................................        5.6        20.4       8.8
                                                              ---------   ---------   -------
         Net cash used by investing activities..............   (2,378.3)   (1,188.4)   (589.9)
                                                              ---------   ---------   -------
         Increase (decrease) in cash and cash equivalents...       13.7       (53.2)     86.4
Cash and cash equivalents at beginning of year..............       96.0       149.2      62.8
                                                              ---------   ---------   -------
Cash and cash equivalents at end of year....................  $   109.7   $    96.0   $ 149.2
                                                              =========   =========   =======

                            See accompanying notes.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of business

     Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). Operations of Williams Holdings are located principally in the United States and are organized into two industry groups: Energy Services and Communications.

     Energy Services includes four operating segments: Energy Marketing & Trading, Exploration & Production, Midstream Gas & Liquids, and Petroleum Services. Energy Marketing & Trading offers price-risk management services and buys, sells and arranges for transportation/transmission of energy commodities -- including natural gas and gas liquids, crude oil and refined products, and electricity -- to local distribution companies and large industrial and commercial customers in North America and retail propane marketing in the upper midwest and southwest regions. Exploration & Production includes hydrocarbon exploration and production activities in the Rocky Mountain and Gulf Coast regions. Midstream Gas & Liquids is comprised of natural gas gathering and processing facilities in the Rocky Mountain, midwest and Gulf Coast regions, natural gas liquids pipelines in the Rocky Mountain, southwest, midwest and Gulf Coast regions and an anhydrous ammonia pipeline in the midwest. Petroleum Services includes petroleum refining and marketing in Alaska and the southeast, a petroleum products pipeline and ethanol production and marketing operations in the midwest region.

     Communications consists of three operating segments: Communications Solutions, Network Applications, and Network Services. Communications Solutions includes consulting, installation and maintenance of customer-premise voice, data and video equipment and services for customers throughout North America. Network Applications' operations are located principally in the United States and include video, advertising distribution, and other multimedia transmission services (via terrestrial and satellite links) for the broadcast industry as well as business audio and video conferencing services. Network Services provides fiber-optic construction, transmission and management services throughout the United States.

  Basis of presentation

     Williams Holdings adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. Prior year financial statements and notes were reclassified to conform to the requirements of SFAS No. 131. (See Note 19 for segment disclosures.)

     Certain balance sheet and cash flow amounts for 1997 have been reclassified to conform to current classifications.

     On March 28, 1998, Williams completed the acquisition of MAPCO Inc. (see
Note 2). Upon completion of the merger, Williams transferred its interest in MAPCO to Williams Holdings, and MAPCO became part of the Energy Services business unit. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes reflect the results of operations, financial position and cash flows as if the companies had been combined throughout the periods presented. The restated 1997 annual financial statements were filed with the Securities and Exchange Commission in a Form 8-K dated May 18, 1998. MAPCO was engaged in the natural gas liquids pipeline, petroleum refining and marketing and propane marketing businesses. Effective April 1, 1998, certain marketing activities of natural gas liquids (previously reported in Midstream Gas & Liquids) and petroleum refining (previously reported in Petroleum Services) were transferred to Energy Marketing & Trading and combined with its energy risk trading operations. As a result, revenues and segment profit amounts for 1997 and 1996 have been reclassified and reported within Energy Marketing & Trading. These marketing activities are reported through first-quarter 1998 on a "gross" basis in the Consolidated Statement of Operations as revenues and segment costs within

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

Energy Marketing & Trading. Concurrent with completing the combination of such activities with the energy risk trading operations of Energy Marketing & Trading, the related contract rights and obligations of certain of these operations were recorded in the Consolidated Balance Sheet on a market-value basis consistent with Energy Marketing & Trading's accounting policy, and the statement of operations presentation relating to these operations was changed effective April 1, 1998, on a prospective basis, to reflect these revenues net of the related costs to purchase such items.

     On April 30, 1997, Williams Holdings and Northern Telecom (Nortel) combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC (LLC) (see Note 2). Communications Solutions' revenues and segment profit amounts for 1997 include the operating results of the LLC beginning May 1, 1997.

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

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for certain assets held for energy trading activities by Energy Marketing & Trading, which are primarily stated at fair value. The cost of inventories is primarily determined using the average-cost method, except for certain crude oil, refined products, and general merchandise inventories which are determined using the last-in, first-out (LIFO) method.

  Investments

     Williams Holdings' investment in subordinated debentures of Williams is classified as "available for sale" and is recorded at current market value with unrealized gains and losses reported net of income taxes as a component of other accumulated comprehensive income in stockholder's equity. Average cost is used to determine realized gains and losses. Williams Holdings' investment in Williams warrants is recorded at cost since the warrants are not traded on a securities exchange. As such, the fair value of the warrants is not readily determinable under generally accepted accounting principles, and Williams Holdings has no current intention of exercising the warrants in the future.

  Property, plant and equipment

     Property, plant and equipment is recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

equipment for the regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in net income (loss).

  Goodwill and other intangible assets

     Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over periods from 10 to 30 years. Other intangible assets are amortized on a straight-line basis over periods from three to 11 years. Accumulated amortization at December 31, 1998 and 1997 was $128.9 million and $72.2 million, respectively. Amortization of intangible assets was $49.7 million, $29.2 million and $15.2 million in 1998, 1997 and 1996, respectively.

  Revenue recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Communications Solutions primarily uses the percentage-of-completion method of recognizing revenues for services provided. At December 31, 1998 and 1997, costs in excess of billings, included in trade receivables, were $185.9 million and $144.6 million, respectively, and billings in excess of costs, included in accrued liabilities, were $49.4 million and $48.1 million, respectively. Network Services records revenues related to the sale of portions of its fiber-optic network upon completion of the construction of the respective network segments and upon acceptance of the fiber by the purchaser. Certain of Energy Marketing & Trading's activities are accounted for at fair value as described in Energy Trading Activities.

  Energy trading activities

     Energy Marketing & Trading has trading operations that enter into energy contracts to provide price-risk management services to its third-party customers. Energy contracts include forward contracts, futures contracts, option contracts, swap agreements, commodity inventories and short- and long-term purchase and sale commitments which involve physical delivery of an energy commodity. These energy contracts are valued at fair value and, with the exception of commodity inventories, are recorded in energy trading assets and energy trading liabilities in the Consolidated Balance Sheet. The net change in the fair value representing unrealized gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Operations. Fair value, which is subject to change in the near term, reflects management's estimates using valuation techniques that reflect the best information available in the circumstances. This information includes various factors such as quoted market prices, estimates of market prices in the absence of quoted market prices, contractual volumes, estimated volumes under option and other arrangements that result in varying volumes, other contract terms, liquidity of the market in which the contract is transacted, credit considerations, time value and volatility factors underlying the positions. Energy Marketing & Trading reports its trading operations' physical sales transactions net of the related purchase costs, consistent with fair value accounting for such trading activities.

     Williams Holdings also enters into energy derivative financial instruments and derivative commodity instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income in the same manner as the hedged item. These contracts are initially and regularly evaluated to determine that there is a high correlation between changes in the fair value of the hedge contract and fair value of the hedged item.

  Impairment of long-lived assets

     Williams Holdings evaluates the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

     For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

  Interest-rate derivatives

     Williams Holdings enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. These agreements are designated with all or a portion of the principal balance and term of specific debt obligations. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates without an exchange of the notional amount upon which the payments are based. The difference to be paid or received is accrued and recognized as an adjustment of interest expense. Gains and losses from terminations of interest-rate swap agreements are deferred and amortized as an adjustment of the interest expense on the outstanding debt over the remaining original term of the terminated swap agreement. In the event the designated debt is extinguished, gains and losses from terminations of interest-rate swap agreements are recognized in income.

     Williams Holdings enters into interest-rate forward contracts to lock in underlying treasury rates on anticipated long-term debt issuances. The settlement amounts upon termination of the contracts are deferred and amortized as an adjustment to interest expense of the issued long-term debt over the term of the referenced security underlying the settled forward contract.

  Capitalization of interest

     Williams Holdings capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds at rates that approximate the average interest rate on related debt.

  Income taxes

     The operations of Williams Holdings and its subsidiaries, except for MAPCO Inc., are included in Williams' consolidated federal income tax return. MAPCO filed a separate consolidated federal income tax return during the period prior to the merger. Subsequent to the date of the merger, MAPCO's operations will be included in Williams' consolidated federal income tax return.

     The provision for income taxes is computed on a separate-company basis for Williams Holdings. Prior to the merger, income taxes were computed separately for the Williams Holdings and MAPCO consolidated groups and then combined. Williams Holdings makes payments to Williams under the same timing and minimum amount requirements as if the payments are being made directly to the taxing authorities. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Williams Holdings' assets and liabilities.

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

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  New accounting standards

     The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on Williams Holdings' results of operations and financial position will be evaluated in 1999.

     The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. The SOP requires that all start-up costs be expensed and that the effect of adopting the SOP be reported as the cumulative effect of a change in accounting principle. Williams Holdings will adopt this SOP effective January 1, 1999. The effect of adopting the SOP on Williams Holdings' results of operations and financial position is not expected to be material.

     The Emerging Issues Task Force (EITF) reached a consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which is effective for fiscal years beginning after December 15, 1998. The effect of initially applying the Consensus must be reported as a cumulative effect of a change in accounting principle, and financial statements for periods prior to initial application of the Consensus may not be restated. The EITF concluded that energy trading contracts should be recorded at fair value in the balance sheet, with changes in fair value included in earnings. Energy Marketing & Trading records its energy contracts at estimated fair value, except for certain types of contracts that are not currently considered to be trading in nature. The effect of the Consensus on Williams Holdings' results of operations and financial position has yet to be determined.

NOTE 2. ACQUISITIONS

  MAPCO

     On March 28, 1998, Williams completed the acquisition of MAPCO Inc. by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options were converted into 5.7 million shares of Williams common stock. Upon completion,
98.8 million shares of Williams common stock valued at $3.1 billion, based on the closing price of Williams common stock on March 27, 1998, were issued. Upon completion of the merger, Williams transferred its interest in MAPCO to Williams Holdings, and MAPCO became part of the Energy Services business unit.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented include the combined results of operations, financial position and cash flows of MAPCO and Williams Holdings. Intercompany transactions between Williams Holdings and MAPCO prior to the merger have been eliminated, and no material adjustments were necessary to conform MAPCO's accounting policies.

     In connection with the merger, Williams Holdings has recognized approximately $72 million in merger-related costs in 1998, comprised primarily of outside professional fees and early retirement and severance costs. Approximately $51 million of these merger-related costs is included in other (income) expense-net as a component of segment profit within Energy Services for 1998 (see Note 19), and approximately $21 million, unrelated to segments, is included in general corporate expenses. During 1997, payments of $32.6 million were made for non-compete agreements. These costs are being amortized over one to three years from the merger completion date.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     The results of operations for the separate companies prior to the merger date and the combined amounts included in the Consolidated Statement of Operations follow:

                                                                                  YEARS ENDED
                                                                                  DECEMBER 31,
                                                       THREE MONTHS ENDED    ----------------------
                                                         MARCH 31, 1998         1997         1996
                                                       ------------------    ----------    --------
                                                                        (MILLIONS)
Revenues:
  Williams Holdings..................................       $  681.0          $2,688.3     $1,845.5
  MAPCO..............................................          823.8           3,847.5      3,353.1
  Intercompany eliminations..........................           (1.3)            (15.5)       (41.4)
                                                            --------          --------     --------
          Combined...................................       $1,503.5          $6,520.3     $5,157.2
                                                            ========          ========     ========
Net income (loss):
  Williams Holdings..................................       $   (2.7)         $  194.2     $  228.7
  MAPCO..............................................            8.4              96.9         97.5
                                                            --------          --------     --------
          Combined...................................       $    5.7          $  291.1     $  326.2
                                                            ========          ========     ========

  Nortel

     On April 30, 1997, Williams Holdings and Nortel combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC. In addition, Williams Holdings paid $68 million to Nortel. Williams Holdings has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination and, beginning May 1, 1997, has included the results of operations of the acquired company in Williams Holdings' Consolidated Statement of Operations. Accordingly, the acquired assets and liabilities, including $168 million in accounts receivable, $68 million in accounts payable and accrued liabilities and $150 million in debt obligations, were recorded based on an allocation of the purchase price, with substantially all of the cost in excess of historical carrying values allocated to goodwill.

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

     If the transaction occurred on January 1, 1996, Williams Holdings' unaudited pro forma revenues for the years ended 1997 and 1996 would have been $6,768 million and $5,894 million, respectively. The pro forma effect of the transaction on Williams Holdings' net income (loss) is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1996, or of future results of operations of the combined companies.

NOTE 3. DISCONTINUED OPERATIONS

     On September 10, 1996, substantially all of the net assets of the MAPCO coal business were sold to Alliance Coal Corporation, a corporation formed by The Beacon Group Energy Investment Fund, L.P. ("Beacon"), for $236 million in cash. The sale resulted in losses of $14.3 million, $6.3 million and $47.2 million in 1998, 1997 and 1996, respectively (net of income tax benefits of $7.4 million, $.7 million and $30 million, respectively). The losses in 1998 and 1997 include cost accruals for contractual obligations related to financial performance of the assets sold to Beacon and a 1997 income tax adjustment to the 1996 loss amount.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 4. INVESTING ACTIVITIES

     Investments at December 31, 1998 and 1997, are as follows:

                                                                1998       1997
                                                              --------   --------
                                                                  (MILLIONS)
Williams convertible debentures.............................  $  855.8   $  770.7
Williams warrants...........................................      25.4       25.4
Equity:
  Brazilian Telecommunications:
     Algar Telecom Leste, S.A. -- 30%.......................     142.7         --
     Lightel -- S.A. Tecnologia da Informacao -- 20%........      68.7       68.5
  Longhorn Partners Pipeline, L.P. -- 48%...................      90.0        5.0
  Discovery Pipeline -- 50%.................................      78.0       59.3
Other.......................................................     138.7      115.9
                                                              --------   --------
                                                                 518.1      248.7
Cost........................................................     156.7      112.3
Advances to affiliates and other............................     182.0       18.8
                                                              --------   --------
                                                              $1,738.0   $1,175.9
                                                              ========   ========

     Williams convertible debentures, with a face value of $360 million, bear interest at 6 percent, mature in 2005 and are convertible at any time into approximately 28 million shares of Williams common stock at $12.86 per share. The warrants give Williams Holdings the right to purchase approximately 22.6 million shares of Williams common stock at $15.56 per share. The warrants are exercisable immediately and mature in 2000.

     Earnings related to equity investments are included in revenues (see Note
19).

     Summarized unaudited financial position and results of operations of Williams Holdings' equity-basis affiliates are as follows:

                                                                     1998
                                                                  ----------
                                                                  (MILLIONS)
  Current assets..............................................     $  202.0
  Non-current assets..........................................      4,938.6
  Current liabilities.........................................      1,030.8
  Non-current liabilities.....................................      2,546.7

  Revenues....................................................        347.0
  Costs and operating expenses................................        164.6
  Net income..................................................         70.1

     The non-current assets consist primarily of communication and interstate natural gas pipeline assets.

     Dividends and distributions received from investments carried on an equity basis were $12 million in 1998 and $7 million in both 1997 and 1996.

     At December 31, 1998, certain equity investments, with a carrying value of $45 million, have a market value of $100 million.

     Investing income for all of the years presented is comprised primarily of interest income.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 5. ASSET SALES, WRITE-OFFS AND OTHER ACCRUALS

     Included in the 1998 segment profit for all of the respective business units and general corporate expenses are accruals totaling approximately $23 million related to the modification of Williams' employee benefit program associated with vesting of paid time off.

     Included in the 1998 other (income) expense-net and segment profit for Energy Marketing & Trading are asset impairments totaling approximately $14 million related to the decision to focus its retail natural gas and electric business from sales to small commercial and residential customers to large end users. The impairment primarily reflects the reduction in value of a software system and certain intangible assets associated specifically with retail energy applications that will no longer be utilized by Energy Marketing & Trading and for which management estimates the fair value to be insignificant.

     Included in the 1998 other (income) expense-net and segment profit for Petroleum Services is a $15.5 million loss provision, including interest, for potential refunds to customers from a recent order from the Federal Energy Regulatory Commission (see Note 17 for additional information).

     Included in the 1998 other (income) expense-net in segment costs and expenses and Network Applications' segment loss is a $23.2 million loss related to a venture involved in the technology and transmission of business information for news and educational purposes. The loss occurred as a result of Williams Holdings' re-evaluation and decision to exit the venture as Williams Holdings decided against making further investments in the venture. The loss was recorded in the third quarter, and Williams Holdings abandoned the venture during the fourth quarter. The loss primarily consists of $17 million from impairing the total carrying amount of the investment and $5 million from recognition of contractual obligations that will continue after the abandonment. During the fourth quarter of 1998, $2 million of contractual obligations was paid. Williams Holdings' share of losses from the venture was $3.7 million in 1998 and $2.3 million in 1997.

     Included in the 1997 other (income) expense-net in segment costs and expenses and Network Applications' segment loss are impairments and other charges totaling $49.8 million. In the fourth quarter of 1997, Communications made the decision and committed to a plan to sell the learning content business, which resulted in a loss of $28 million. The loss consisted of a $21 million impairment of the assets to fair value less cost to sell and recognition of $7 million in exit costs primarily consisting of employee-related costs and contractual obligations. Fair value was based on management's estimate of the expected net proceeds to be received. During 1998, the learning content business was sold with a resulting $2 million reduction in 1998 expenses. During 1998, $5 million of exit costs was paid. The results of operations and the effect of suspending amortization for the learning content business included in consolidated net income (loss) are not significant for any of the periods presented.

     Additionally in the fourth quarter of 1997, Communications' management evaluated certain Network Applications' business activities because of indications that their carrying values may not be recoverable. This resulted in impairments of $17 million, based upon management's estimate as to the ultimate recovery of these evaluated activities.

     In 1997, Williams Holdings sold its interest in the natural gas liquids and condensate reserves in the West Panhandle field of Texas for $66 million in cash. The sale resulted in a $66 million pre-tax gain on the transaction because the related reserves had no book value.

     In 1996, Williams Holdings recognized a pre-tax gain of $15.7 million from the sale of certain communication rights for approximately $38 million.

     Also in 1996, Williams Holdings sold its Iowa propane and liquid fertilizer assets as well as its remaining liquid fertilizer assets in Arkansas, Illinois, Indiana, Minnesota, Ohio and Wisconsin for $43 million in cash, resulting in a pre-tax gain of $20.8 million.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 6.  PROVISION FOR INCOME TAXES

     The provision (credit) for income taxes from continuing operations includes:

                                                              1998     1997     1996
                                                             ------   ------   ------
                                                                    (MILLIONS)
Current:
  Federal..................................................  $(13.4)  $ 88.3   $ 66.3
  State....................................................    (6.5)    12.6       .2
  Foreign..................................................     4.6      2.3       --
                                                             ------   ------   ------
                                                              (15.3)   103.2     66.5
                                                             ------   ------   ------
Deferred:
  Federal..................................................    20.5     41.7    100.4
  State....................................................     9.7      9.2      3.8
                                                             ------   ------   ------
                                                               30.2     50.9    104.2
                                                             ------   ------   ------
Total provision............................................  $ 14.9   $154.1   $170.7
                                                             ======   ======   ======

     Reconciliations from the provision for income taxes from continuing operations at the federal statutory rate to the provision for income taxes are as follows:

                                                              1998     1997     1996
                                                              -----   ------   ------
                                                                    (MILLIONS)
Provision at federal statutory rate.........................  $ 1.6   $159.2   $185.3
Increases (reductions) in taxes resulting from:
  State income taxes (net of federal benefit)...............    2.1     15.2      4.5
  Income tax credits........................................   (4.0)   (16.5)   (19.0)
  Non-taxable gain from sale of interest in subsidiary (Note
     2).....................................................     --    (15.6)      --
  Non-deductible costs, including goodwill amortization.....    9.8      6.9      2.6
  Other -- net..............................................    5.4      4.9     (2.7)
                                                              -----   ------   ------
Provision for income taxes..................................  $14.9   $154.1   $170.7
                                                              =====   ======   ======

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                                1998      1997*
                                                              --------   --------
                                                                  (MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment.............................  $  902.3   $  849.7
  Other.....................................................     252.6      197.1
                                                              --------   --------
          Total deferred tax liabilities....................   1,154.9    1,046.8
                                                              --------   --------
Deferred tax assets:
  Accrued liabilities.......................................      95.4       54.4
  Minimum tax credits.......................................     192.7      134.2
  Other.....................................................      78.1      136.5
                                                              --------   --------
          Total deferred tax assets.........................     366.2      325.1
                                                              --------   --------
Net deferred tax liabilities................................  $  788.7   $  721.7
                                                              ========   ========

---------------

* Reclassified to conform to current classification.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Cash refunds for income taxes (net of payments) from Williams and certain federal and state taxing authorities were $3 million in 1998. Cash payments for income taxes (net of refunds) to Williams and certain federal and state taxing authorities were $108 million and $371 million in 1997 and 1996, respectively.

NOTE 7.  EXTRAORDINARY LOSS

     During 1998, Williams Holdings paid $54.4 million to redeem higher interest rate debt for a $4.8 million net loss (net of a $2.6 million benefit for income taxes).

     During 1997, Williams Pipe Line, a subsidiary of Williams Holdings, paid approximately $55 million to redeem $50 million of debt with a stated interest rate of 9.78 percent, resulting in a loss of $3.6 million (net of a $2.4 million benefit for income taxes).

NOTE 8.  EMPLOYEE BENEFIT PLANS

     Substantially all of Williams Holdings' employees are covered by non-contributory defined-benefit pension plans. Williams Pipe Line and Pekin Energy, subsidiaries of Williams Holdings, have separate plans for their union employees. At December 31, 1997 and 1996, MAPCO had separate plans covering substantially all of its employees including certain employees of the coal business sold in 1996 (see Note 3). During 1998, one of the MAPCO plans merged into a Williams plan, and the other plan transferred to Williams. Effective August 1, 1997, separate plans were established for the Williams Communications Solutions, LLC union employees and the Williams Communications Solutions, LLC salaried employees (LLC plans). Substantially all of the remaining Williams Holdings' employees are covered by Williams' non-contributory defined-benefit pension plans in which Williams Holdings is included. Williams Holdings is also included in Williams' health care plan that provides postretirement medical benefits to certain retired employees. Contributions for pension and postretirement medical benefits related to Williams Holdings' participation in the Williams plans were $10 million in 1998, $3 million in 1997, and $29 million in 1996. The change in contributions from year to year is due to a change in the rate of pension contributions during the periods. Contributions in excess of the minimum funding requirements were made in 1996, and the resulting credit balances were used to reduce the required pension contributions in 1997.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     The following table presents the changes in benefit obligations and plan assets for pension benefits for the MAPCO, Williams Pipe Line, Pekin Energy, and LLC plans for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the Consolidated Balance Sheet at December 31 of each year indicated.

                                                              PENSION BENEFITS
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
                                                                 (MILLIONS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 277.0    $203.3
  Service cost..............................................      6.8       6.5
  Interest cost.............................................      8.1      16.4
  Amendments................................................       --        .2
  Acquisition...............................................       --      38.7
  Actuarial loss............................................       .1      21.9
  Benefits paid.............................................     (7.8)    (10.0)
  Transfer..................................................   (208.1)       --
                                                              -------    ------
Benefit obligation at end of year...........................     76.1     277.0
                                                              -------    ------
Change in plan assets:
  Fair value of plan assets at beginning of year............    305.9     230.0
  Actual return on plan assets..............................     33.9      42.0
  Acquisition...............................................       .1      43.9
  Employer contributions....................................     23.8        --
  Benefits paid.............................................     (7.8)    (10.0)
  Transfer..................................................   (282.6)       --
                                                              -------    ------
Fair value of plan assets at end of year....................     73.3     305.9
                                                              -------    ------
Funded status...............................................     (2.8)     28.9
Unrecognized net actuarial loss.............................      7.1        .3
Unrecognized prior service cost (credit)....................      (.5)       .4
Unrecognized transition asset...............................      (.4)      (.5)
                                                              -------    ------
Prepaid benefit cost........................................  $   3.4    $ 29.1
                                                              =======    ======
Prepaid benefit cost........................................  $   5.6    $ 30.6
Accrued benefit cost........................................     (2.2)     (1.5)
                                                              -------    ------
                                                              $   3.4    $ 29.1
                                                              =======    ======

     Net pension expense for the MAPCO, Williams Pipe Line, Pekin Energy, and LLC plans consists of the following:

                                                                 PENSION BENEFITS
                                                             ------------------------
                                                              1998     1997     1996
                                                             ------   ------   ------
                                                                    (MILLIONS)
Components of net periodic pension expense:
  Service cost.............................................  $  6.8   $  6.5   $  7.0
  Interest cost............................................     8.1     16.4     14.1
  Expected return on plan assets...........................   (11.6)   (21.8)   (18.6)
  Amortization of transition asset.........................     (.1)     (.1)    (3.7)
  Amortization of prior service cost (credit)..............     (.2)      .3       .5
  Recognized net actuarial loss............................      --       .3       .7
                                                             ------   ------   ------
Net periodic pension expense...............................  $  3.0   $  1.6   $   --
                                                             ======   ======   ======

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     The following are the weighted-average assumptions utilized as of December 31 of the year indicated.

                                                              PENSION BENEFITS
                                                              ----------------
                                                              1998       1997
                                                              -----      -----
Discount rate...............................................   7.0%       7.1%
Expected return on plan assets..............................    10         10
Rate of compensation increase...............................     5          5

     Williams maintains various defined-contribution plans in which Williams Holdings is included. Williams Holdings' costs related to these plans were $29 million in 1998, $21 million in 1997 and $15 million in 1996.

NOTE 9. INVENTORIES

                                                               1998     1997
                                                              ------   ------
                                                                (MILLIONS)
Raw materials:
  Crude oil.................................................  $ 43.2   $ 30.5
  Other.....................................................     2.0      5.2
                                                              ------   ------
                                                                45.2     35.7
                                                              ------   ------
Finished goods:
  Refined products..........................................   104.1    122.3
  Natural gas liquids.......................................    58.6     43.8
  General merchandise and communications equipment..........    99.1     90.0
                                                              ------   ------
                                                               261.8    256.1
                                                              ------   ------
Materials and supplies......................................    29.8     19.0
Natural gas in underground storage..........................    46.1      3.0
Other.......................................................     1.3      1.8
                                                              ------   ------
                                                              $384.2   $315.6
                                                              ======   ======

     As of December 31, 1998 and 1997, approximately 37 percent and 23 percent of inventories, respectively, were stated at market. As of December 31, 1998 and 1997, approximately 16 percent and 26 percent of inventories, respectively, were determined using the last-in, first-out (LIFO) method. The remaining inventories were primarily determined using the average-cost method.

     If inventories valued on the LIFO method at December 31, 1998 and 1997, were valued at current average cost, the amounts would increase by approximately $14 million and $7 million, respectively.

     During 1998, lower of cost or market reductions of approximately $10 million were recognized with respect to certain crude oil and refined products inventories.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

                                                                1998        1997
                                                              ---------   ---------
                                                                   (MILLIONS)
Cost:
  Energy Services:
     Energy Marketing & Trading.............................  $   434.0   $   345.2
     Exploration & Production...............................      368.3       318.5
     Midstream Gas & Liquids................................    3,165.2     2,899.0
     Petroleum Services.....................................    2,114.7     1,826.7
  Communications:
     Communications Solutions...............................      161.2       121.1
     Network Applications...................................      203.6       178.2
     Network Services.......................................      541.2       235.7
  Other.....................................................      417.1       299.5
                                                              ---------   ---------
                                                                7,405.3     6,223.9
Accumulated depreciation and depletion......................   (1,941.3)   (1,690.3)
                                                              ---------   ---------
                                                              $ 5,464.0   $ 4,533.6
                                                              =========   =========

     Commitments for construction and acquisition of property, plant and equipment are approximately $1.3 billion at December 31, 1998. Included in this amount is $316 million for the purchase of wireless network capacity.

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $100 million at December 31, 1998, and $69 million at December 31, 1997.

                                                               1998     1997
                                                              ------   ------
                                                                (MILLIONS)
Accrued liabilities:
  Employee costs............................................  $121.9   $ 84.6
  Deferred revenue..........................................    85.7     61.7
  Taxes other than income taxes.............................    81.4     66.4
  Income taxes payable......................................    28.8     46.1
  Other.....................................................   331.9    301.2
                                                              ------   ------
                                                              $649.7   $560.0
                                                              ======   ======

     Income taxes payable include $24.8 million and $44.7 million payable to Williams at December 31, 1998 and 1997, respectively.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 12. DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes payable

     During 1998, Williams Holdings' commercial paper program was increased to $1 billion. At December 31, 1998 and 1997, $903 million and $645 million, respectively, of commercial paper was outstanding under the program. In January 1999, the commercial paper program was increased to $1.4 billion. In addition, Williams Holdings has entered into various other short-term credit agreements with amounts outstanding totaling $150 million and $56 million at December 31, 1998 and 1997, respectively. The weighted-average interest rate on the outstanding short-term borrowings at December 31, 1998 and 1997, was 5.92 percent and 6.51 percent, respectively.

  Debt

                                                                            DECEMBER 31,
                                                              INTEREST   -------------------
                                                               RATE*       1998       1997
                                                              --------   --------   --------
                                                                             (MILLIONS)
Williams Holdings of Delaware, Inc.
  Revolving credit loans....................................    5.7%     $  550.0   $  200.0
  Debentures, 6.25% and 7.7%, payable 2006 and 2027.........    5.6         351.9      351.8
  Notes, 6.013% -- 8.87%, payable through 2022..............    7.1         960.1      572.3
MAPCO Inc.
  Commercial paper and bank money market lines..............     --            --      135.8
MAPCO Natural Gas Liquids, Inc.
  Notes, 6.67% -- 8.95%, payable through 2022...............    7.8         165.0      165.0
Williams Communications Solutions, LLC
  Revolving credit loans....................................     --            --      125.0
Other, payable through 2005.................................    8.3           8.6       51.3
                                                                         --------   --------
                                                                          2,035.6    1,601.2
Current portion of long-term debt...........................                (67.0)     (75.7)
                                                                         --------   --------
                                                                         $1,968.6   $1,525.5
                                                                         ========   ========

---------------

* Weighted-average at December 31, 1998, including the effects of interest-rate swaps.

     Williams Holdings and Williams Communications Solutions, LLC participate in Williams' $1 billion credit agreement under which the LLC has access to $300 million and Williams Holdings has access to all unborrowed amounts, subject to borrowings by other affiliated companies, including Williams (parent). At December 31, 1998, the amount available under the agreement was $306 million. Interest rates vary with current market conditions. In January 1999, the $1 billion bank credit agreement was amended, adding Williams Communications Group, Inc. to the subsidiaries with access to the facility.

     An interest-rate swap with a notional value of $250 million is currently being utilized to convert certain fixed-rate debt obligations to variable rate obligations resulting in an effective weighted-average floating rate of 4.7 percent at December 31, 1998.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments and payments on long-term debt with affiliates, for each of the next five years are as follows:

                                                               (MILLIONS)
                                                               ----------
1999........................................................      $ 67
2000........................................................        97
2001........................................................        50
2002........................................................       679
2003........................................................       220

     Cash payments for interest (net of amounts capitalized) are as follows:
1998 -- $155 million; 1997 -- $117 million and 1996 -- $93 million, including payments to Williams and affiliates of $36 million in 1998 and $7 million in 1997 and 1996.

  Leases

     Future minimum annual rental payments under non-cancelable operating leases (including a total of $15 million to affiliates) are $174 million in 1999, $192 million in 2000, $145 million in 2001, $123 million in 2002, $77 million in 2003 and $71 million thereafter. Future minimum annual rentals to be received from affiliates under sublease agreements are $26 million in 1999 through 2002, and $6 million in 2003.

     Total rent expense was $174 million in 1998, $111 million in 1997 and $70 million in 1996, including $2 million in each year paid to Williams and affiliates.

     During 1998, Williams Holdings entered into an operating lease agreement covering a portion of its fiber-optic network. The total estimated cost of the network assets to be covered by the lease agreement is $750 million. The lease term will include an interim term, during which the covered network assets will be constructed, that is anticipated to end no later than December 31, 1999 and a base term. The interim and base terms are expected to total five years and, if renewed, could total seven years.

     Williams Holdings has an option to purchase the covered network assets during the lease term at an amount approximating the lessor's cost. Williams Holdings provides a residual value guarantee, the present value of which is equal to a maximum of 89.9 percent of the cost of the assets under lease. The residual value guarantee is reduced by the present value of actual lease payments. In the event that Williams Holdings does not exercise its purchase option, Williams Holdings expects the fair market value of the covered network assets to substantially reduce Williams Holdings' obligation under the residual value guarantee. Williams Holdings' disclosures for future minimum annual rentals under non-cancelable operating leases do not include amounts for the residual value guarantee. As of December 31, 1998, $287 million of costs have been incurred by the lessor.

NOTE 13. MINORITY INTEREST

     During 1998, Williams Holdings formed separate legal entities and contributed various assets to a newly-formed limited partnership, Castle Associates L.P. ("Castle"), as a part of a transaction that generated funds for Williams' and Williams Holdings' general corporate use. An outside investor purchased from Williams Holdings a non-controlling preferred interest in the newly formed entity for $200 million. The assets and liabilities of Castle are consolidated for financial reporting purposes. The outside investor's interest of $200 million is reflected in "Minority interest in consolidated subsidiaries" in the Consolidated Balance Sheet. The transaction did not result in any gain or loss for Williams Holdings.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     The preferred interest holders in Castle are entitled to a priority return based on a variable rate structure, currently approximately seven percent, in addition to their participation in the operating results of the partnership.

     The Castle limited partnership agreement and associated operating documents included certain restrictive covenants and guarantees of Williams Holdings and certain of its subsidiaries. These restrictions are similar to those in the Williams Holdings' credit agreement and other debt instruments.

NOTE 14. STOCK-BASED COMPENSATION

     Williams has several plans providing for common-stock-based awards to its employees and employees of its subsidiaries. The plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Depending upon terms of the respective plans, stock options become exercisable after three or five years, subject to accelerated vesting if certain future stock prices or specific financial performance targets are achieved. Stock options expire ten years after grant.

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

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies who continue to apply APB Opinion No. 25 disclose pro forma net income
(loss) assuming that the fair-value method in SFAS No. 123 had been applied in measuring compensation cost. Pro forma net income (loss) for Williams Holdings was $(74.4) million, $261.4 million and $320.5 million for 1998, 1997 and 1996, respectively. Reported net income (loss) was $(29.4) million, $291.1 million and $326.2 million for 1998, 1997 and 1996, respectively. Pro forma amounts for 1998 include the previously unrecognized compensation expense related to the MAPCO options converted at the time of the merger (see Note 2) and the remaining total compensation expense from the awards made in 1997, as these awards fully vested in 1998 as a result of the accelerated vesting provision. Pro forma amounts for 1997 include compensation expense from approximately 65 percent of the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provision. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

     The following summary reflects stock options related to 1998, 1997 and 1996:

                                                              1998    1997    1996
                                                              -----   -----   -----
                                                              (OPTIONS IN MILLIONS)
Options granted.............................................    3.7    10.3     6.5
Weighted-average grant date fair value......................  $8.19   $7.15   $4.80
Options outstanding -- December 31..........................   12.0    24.4    19.0
Options exercisable -- December 31..........................    8.5    10.6     9.4

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

NOTE 15. FINANCIAL INSTRUMENTS

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

          Due from parent and long-term debt with affiliates: The amounts bear interest at rates approximating market; therefore, fair value is estimated to approximate historically recorded amounts.

          Investment in Williams debentures: The fair value of Williams Holdings' investment is based on the prices of similar securities with similar terms and credit ratings. Williams Holdings used the expertise of an outside investment banking firm to estimate fair value.

          Investments-cost, advances to affiliates and other: Fair value is estimated to approximate historically recorded amounts as the operations underlying these investments are in their developmental phases.

          Long-term debt: The fair value of Williams Holdings' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1998 and 1997, 64 percent and 54 percent, respectively, of Williams Holdings' long-term debt was publicly traded. Williams Holdings used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

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

          Energy-related trading and hedging: Energy-related trading includes forwards, options, swaps and purchase and sales commitments. Energy-related hedging includes options and swaps. Fair value reflects management's best estimates using valuation techniques that reflect the best information available in the circumstances. This information includes various factors such as quoted market prices, estimates of market prices in absence of quoted market prices, contractual volumes, estimated volumes under option and other arrangements that result in varying volumes, other contract terms, liquidity of the market in which the contract is transacted, credit considerations, time value and volatility factors underlying the positions.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Carrying amounts and fair values of Williams Holdings' financial instruments

                                                        1998                       1997
                                               ----------------------     ----------------------
                                               CARRYING       FAIR        CARRYING       FAIR
              ASSET (LIABILITY)                 AMOUNT        VALUE        AMOUNT        VALUE
              -----------------                ---------    ---------     ---------    ---------
                                                                  (MILLIONS)
Cash and cash equivalents....................  $   109.7    $   109.7     $    96.0    $    96.0
Notes and other non-current receivables......        7.4          7.4          20.9         20.9
Due from parent..............................    1,066.2      1,066.2         274.3        274.3
Investment in Williams debentures............      855.8        855.8         770.7        770.7
Investments-cost, advances to affiliate and
  other......................................      325.2        325.2         101.2        101.2
Notes payable................................   (1,052.7)    (1,052.7)       (701.0)      (701.0)
Long-term debt, including current portion....   (2,035.4)    (2,075.9)     (1,600.1)    (1,640.8)
Long-term debt with affiliates, including
  current portion............................   (1,013.8)    (1,013.8)           --           --
Interest-rate swap...........................        1.6          3.6           1.5          6.5
Interest-rate locks..........................         --           --            --          (.5)
Energy-related trading:
  Assets.....................................      548.1        548.1         324.9        324.9
  Liabilities................................     (491.6)      (491.6)       (383.7)      (383.7)
Energy-related hedging:
  Assets.....................................         --          7.0            .9         13.3
  Liabilities................................        (.7)       (10.2)          (.3)        (8.8)

     The preceding asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

     The 1998 average fair value of the energy-related trading assets and liabilities is $485 million and $518 million, respectively. The 1997 average fair value of the energy-related trading assets and liabilities is $258 million and $345 million, respectively.

  Off-balance-sheet credit and market risk

     Williams Holdings is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     In 1997, Williams Holdings entered into agreements to sell, on an ongoing basis, certain of their accounts receivables. At December 31, 1998 and 1997, $185 million and $200 million, respectively, have been sold under these agreements.

     In connection with the 1995 sale of its network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $113 million and $135 million at December 31, 1998 and 1997, respectively, for lease rental obligations.

     Williams Holdings has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $81 million and $54 million at December 31, 1998 and 1997, respectively. Williams Holdings believes it will not have to perform under these agreements, because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Energy trading activities

     Williams Holdings, through Energy Marketing & Trading, provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of energy contracts including forward contracts, futures contracts, option contracts, swap agreements and purchase and sale commitments. See Note 1 for a description of the accounting for these trading activities. The net gain from trading activities was $112.6 million, $125.8 million and $99.2 million in 1998, 1997 and 1996, respectively.

     Energy Marketing & Trading enters into contracts which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. These contracts involve both firm commitments requiring fixed volumes and option and other arrangements that result in varying volumes. Swap arrangements call for Energy Marketing & Trading to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. Energy Marketing & Trading buys and sells financial option contracts which give the buyer the right to exercise the options and receive the difference between a predetermined strike price and a market price at the date of exercise. The prices used for forwards, swap, option and physical contracts consider exchange quoted prices or management's estimates based on the best information available. Energy Marketing & Trading also enters into futures contracts, which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations.

     Energy Marketing & Trading is subject to market risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, the liquidity of the market in which the contract is transacted, and changes in interest rates and credit risk.

     Energy Marketing & Trading manages market risk on a portfolio basis through established trading policy guidelines, which are monitored on an ongoing basis. Energy Marketing & Trading attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. In the normal course of business, collateral is not required for financial instruments with credit risk.

     The notional quantities for trading activities at December 31 are as follows:

                                                          1998                1997*
                                                   ------------------   ------------------
                                                    PAYOR    RECEIVER    PAYOR    RECEIVER
                                                   -------   --------   -------   --------
Fixed price:
  Natural gas (TBtu).............................  1,310.1   1,413.9    1,262.5   1,400.4
  Refined products, NGL's and crude (MMBbls).....    185.2     167.5       68.7      59.6
  Power (Terawatt Hrs)...........................     28.6      23.6       15.0      14.0
Variable price:
  Natural gas (TBtu).............................  1,749.4   1,537.4    1,898.3   1,322.4
  Refined products, NGL's and crude (MMBbls).....     48.5      44.8        1.9       1.9
  Power (Terawatt Hrs)...........................       --        .8         .1       1.6

---------------

*Restated

     The net cash inflow related to these contracts at December 31, 1998 was $96 million, and the net cash requirement at December 31, 1997, was $92 million. At December 31, 1998, the cash inflows extend primarily through 2007.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Concentration of credit risk

     Williams Holdings' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams Holdings' investment policy limits its credit exposure to any one insurer/obligor.

     At December 31, 1998 and 1997, approximately 46 percent and 30 percent, respectively, of receivables are for communications and related services. Approximately 25 percent and 40 percent of receivables at December 31, 1998 and 1997, respectively, are for the sale of natural gas and related products or services. Approximately 21 percent and 24 percent of receivables at December 31, 1998 and 1997, respectively, are for petroleum products and related services. Communications' customers include numerous corporations. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Petroleum products customers include wholesale, commercial, governmental, industrial and individual consumers and independent dealers located primarily in Alaska and the mid-south and southeastern United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

NOTE 16. RELATED PARTY TRANSACTIONS

     Williams charges its subsidiaries, including Williams Holdings and its subsidiaries, for certain corporate general and administrative expenses, which are directly identifiable or allocable to the subsidiaries and for other general corporate expenses utilizing a combination of revenues, property at cost and payroll for the allocation base. Details of such charges are as follows:

                                                             1998       1997      1996
                                                             -----   ----------   -----
                                                                     (MILLIONS)
Direct costs...............................................  $61.0     $27.1      $21.2
Allocated parent company expenses..........................   37.4      21.4       18.8

     The direct costs charged to Williams Holdings' subsidiaries are reflected in selling, general and administrative expenses, and the direct costs charged to Williams Holdings (parent) related to the MAPCO merger (see Note 2) are reflected in general corporate expenses. Allocated parent company expenses are included in general corporate expenses in the Consolidated Statement of Operations.

     Williams Holdings and its subsidiaries maintain promissory notes with Williams for both advances from and advances to Williams depending on the cash position of each subsidiary. Amounts outstanding are payable on demand; however, the net amount outstanding at December 31, 1998, has been classified as long-term as there are no expectations for Williams and Williams Holdings and its subsidiaries to demand payment in the next year. The agreements do not require commitment fees. Interest is payable monthly, and rates vary with market conditions. The interest rates were 5.83 percent and 6.29 percent at December 31, 1998 and 1997, respectively.

     Interest accrued includes $22 million in 1998 resulting from advances from Williams. Investing income includes $22 million, $36 million and $31 million for 1998, 1997 and 1996, respectively, resulting from advances to Williams.

     During 1998, Williams Holdings utilized advances from other Williams' subsidiaries to repay external debt obligations and to fund additional capital expenditures. The advances are due in 2002, and the interest rate was 5.57 percent at December 31, 1998. The balance at December 31, 1998 was approximately $1 billion including $65.4 million classified as current. Interest accrued in 1998 includes $14.4 million related to these advances.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

     During 1998, two of Williams Holdings' subsidiaries issued two separate notes totaling $198 million to Williams. The notes are payable on demand, however, amounts outstanding have been classified as long-term as these subsidiaries are not expected to demand payment from Williams within the next year. Interest rates vary with market conditions. The interest rate for these notes at December 31, 1998, was 6.5 percent.

     Williams Holdings' subsidiaries have transactions primarily with the following affiliates: Northwest Pipeline, Williams Gas Pipelines Central, Transcontinental Gas Pipe Line and Texas Gas. Energy Marketing & Trading's revenues include natural gas sales to affiliates of $332 million, $429 million and $499 million for 1998, 1997 and 1996, respectively. Energy Marketing & Trading also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $93 million, $96 million and $157 million for 1998, 1997 and 1996, respectively. These sales and costs are included in Energy Marketing & Trading revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

NOTE 17. CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters

     Williams Pipe Line (WPL) has various regulatory proceedings pending. On July 15, 1998, WPL received an Order from the Federal Energy Regulatory Commission (FERC) which affirmed an administrative law judge's 1996 initial decision regarding rate-making proceedings for the period September 15, 1990 through May 1, 1992. The FERC has ruled that WPL did not meet its burden of establishing that its transportation rates in its 12 noncompetitive markets were just and reasonable for the period and has ordered refunds. WPL continues to believe it should prevail upon appeal regarding collected rates for that period. However, due to this FERC decision, WPL accrued $15.5 million, including interest, in the second quarter of 1998, for potential refunds to customers for the issues described above. Since May 1, 1992, WPL has collected and recognized as revenues $151 million in noncompetitive markets that are in excess of tariff rates previously approved by the FERC and that are subject to refund with interest. WPL believes that the tariff rates collected in these markets during this period will be justified in accordance with the FERC's cost-basis guidelines and will be making the appropriate filings with the FERC to support this position.

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

     The Midstream Gas & Liquids unit of Energy Services (WES) had recorded an aggregate liability of approximately $10 million, representing the current estimate of future environmental and remediation costs. WES also accrues environmental remediation costs for its petroleum products pipeline, retail petroleum, refining and propane marketing operations primarily related to soil and groundwater contamination. At December 31, 1998, WES and its subsidiaries had reserves, in addition to other reserves listed above, totaling approximately $31 million. WES recognizes receivables related to environmental remediation costs from state funds as a result of laws permitting states to reimburse certain expenses associated with underground storage tank problems and repairs. At December 31, 1998, WES and its subsidiaries had receivables totaling $14 million. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

  Other legal matters

     In 1998, certain royalty owners in a producing field in Cameron Parish, Louisiana, brought suit against a Williams Holdings subsidiary and other working interest owners seeking additional royalties or lease cancellation. An amended petition later added a second Williams Holdings subsidiary, Williams and additional working interest owners. All other defendants have been dismissed or have settled with plaintiffs. In their recently amended damage claim, the plaintiffs asserted royalty underpayments plus interest of approximately $12 million. The claimed damages are attributable to all working interests for a period of about 15 years. One of the two Williams Holdings subsidiaries sued owned a one-half interest in the field and served as operator for approximately eight years. The other subsidiary purchased produced gas from the field. Plaintiffs also request punitive damages equal to double the alleged damages and attorneys' fees. Williams Holdings believes all royalties due from its subsidiaries were properly paid, that the field was properly operated, and that it is not responsible for any amounts due from any other working interests or for the period after its subsidiary had sold its interest and terminated its status as operator of the field. The litigation pending in Cameron Parish, Louisiana, has recently been settled for payments aggregating approximately $9 million, for which reserves have been fully accrued.

     On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of MAPCO Inc., Seminole Pipeline Company ("Seminole"). MAPCO Inc., as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the above-mentioned subsidiaries of MAPCO Inc. have settled in excess of 1,600 claims in these lawsuits. The only lawsuit remaining is the Dallmeyer case which was tried before a jury in Harris County. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO Inc. and its subsidiaries totaled approximately $72 million which included nearly $65 million of punitive damages awarded to the 21 plaintiffs. Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants prevail on appeal, it will result in an award significantly less than the judgment. The plaintiffs have cross-appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million. In February and March 1998, the defendants entered into settlement agreements involving 17 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of approximately $10 million. These settlements have satisfied and reduced the judgment on appeal by approximately $42 million. As to the remaining four plaintiffs, the Court of Appeals issued its decision on October 15, 1998, which, while denying all of the plaintiffs' cross-appeal issues, affirmed in part and reversed in part the trial court's judgment. The defendants had entered into settlement agreements with the remaining plaintiffs which, in light of the decision, Williams Holdings believes will provide for aggregate payments of approximately $13.6 million, the full amount of which has been previously accrued.

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On July 20, 1998, the Court of Appeals sitting en banc affirmed the panel's decision. The Supreme Court has granted a writ of certiorari in respect of this decision.

     Williams Communications, Inc. filed suit on March 20, 1998, against WorldCom Network Services, Inc. (WorldCom) in district court in Tulsa County in order to prevent WorldCom from disconnecting any Williams' equipment on the WorldCom network. This suit sought a declaratory judgment that the single fiber retained by Williams Holdings on the WorldCom network could be used for specified multimedia uses, and that WorldCom was required to permit Williams Holdings to purchase additional fiber either acquired or constructed by WorldCom. WorldCom had denied Williams Holdings' claim and had asserted various counterclaims for monetary damages, rescission and injunctive relief. This lawsuit was settled on July 9, 1998. The settlement resolves all claims for monetary damages, permitted uses of Williams Holdings' fiber on the WorldCom network and Williams Holdings' right to purchase additional fiber on WorldCom fiber builds. There was no significant financial impact to Williams Holdings as a result of the settlement.

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

     In connection with the sale of certain coal assets in 1996, MAPCO entered into a Letter Agreement with the buyer providing for indemnification by MAPCO for reductions in the price or tonnage of coal delivered under a certain pre-existing Coal Sales Agreement dated December 1, 1986. The Letter Agreement is effective for reductions during the period July 1, 1996, through December 31, 2002, and provides for indemnification for such reductions as incurred on a quarterly basis. The buyer has stated it is entitled to indemnification from MAPCO for amounts of $7.8 million through June 30, 1998, and may claim indemnification for additional amounts in the future. MAPCO has filed for declaratory relief as to certain aspects of the buyer's claims. MAPCO also believes it would be entitled to substantial set-offs and credits against any amounts determined to be due and has accrued a liability representing an estimate of amounts it expects to incur in satisfaction of this indemnity. The parties are currently pursuing settlement negotiations as part of a mediation.

     In 1998, the United States Department of Justice informed Williams Holdings that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams Holdings and certain of its wholly owned subsidiaries including Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs.

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

NOTE 18.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     The table below presents changes in the components of accumulated other comprehensive income.

                                                                          INCOME(LOSS)
                                                              ------------------------------------
                                                               UNREALIZED       FOREIGN
                                                              APPRECIATION     CURRENCY
                                                              ON SECURITIES   TRANSLATION   TOTAL
                                                              -------------   -----------   ------
                                                                           (MILLIONS)
Balance at December 31, 1995................................     $ 53.4          $  --      $ 53.4
1996 change:
  Pre-income tax amount.....................................       85.4             --        85.4
  Income tax expense........................................      (34.2)            --       (34.2)
                                                                 ------          -----      ------
                                                                   51.2             --        51.2
                                                                 ------          -----      ------
Balance at December 31, 1996................................      104.6             --       104.6
1997 change:
  Pre-income tax amount.....................................      232.4             --       232.4
  Income tax expense........................................      (92.9)            --       (92.9)
                                                                 ------          -----      ------
                                                                  139.5             --       139.5
                                                                 ------          -----      ------
Balance at December 31, 1997................................      244.1             --       244.1
1998 change:
  Pre-income tax amount.....................................      124.4           (5.0)      119.4
  Income tax expense........................................      (46.8)            --       (46.8)
                                                                 ------          -----      ------
                                                                   77.6           (5.0)       72.6
                                                                 ------          -----      ------
Balance at December 31, 1998................................     $321.7          $(5.0)     $316.7
                                                                 ======          =====      ======

NOTE 19.  SEGMENT DISCLOSURES

     Williams Holdings evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings, operating costs and expenses, and

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

depreciation, depletion and amortization. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

     Williams Holdings' reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes investments in international energy and communications-related ventures, as well as corporate operations.

     The following table reflects the reconciliation of segment profit, per the table on the following page, to operating income as reported on the Consolidated Statement of Operations.

                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                   (MILLIONS)
Segment profit.........................................  $  189.9   $  509.9   $  584.8
General corporate expenses.............................     (58.8)     (70.4)     (49.9)
                                                         --------   --------   --------
          Operating income.............................  $  131.1   $  439.5   $  534.9
                                                         ========   ========   ========

     The following geographic area data includes revenues from external customers based on product shipment origin and long-lived assets based upon physical location.

                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                   (MILLIONS)
Revenues from external customers:
  United States........................................  $5,772.7   $6,372.4   $5,147.9
  Other................................................     181.0      140.5        5.1
                                                         --------   --------   --------
          Total........................................  $5,953.7   $6,512.9   $5,153.0
                                                         ========   ========   ========
Long-lived assets:
  United States........................................  $5,796.8   $5,007.3   $4,205.5
  Other................................................     250.8      126.9        2.0
                                                         --------   --------   --------
          Total........................................  $6,047.6   $5,134.2   $4,207.5
                                                         ========   ========   ========

     Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                                                       REVENUES
                                     --------------------------------------------
                                                              EQUITY                                              EQUITY
                                     EXTERNAL     INTER-     EARNINGS                  SEGMENT        TOTAL       METHOD
                                     CUSTOMERS    SEGMENT    (LOSSES)     TOTAL     PROFIT (LOSS)    ASSETS     INVESTMENTS
                                     ---------   ---------   --------   ---------   -------------   ---------   -----------
                                                                           (MILLIONS)
1998
Energy Services
  Energy, Marketing & Trading......  $2,007.5    $   (93.7)*  $ (6.7)   $ 1,907.1      $  39.0      $ 2,596.8     $   .8
  Exploration & Production.........      33.5        105.8        --        139.3         27.2          359.1         --
  Midstream Gas & Liquids..........     726.2         63.7       8.2        798.1        210.6        2,688.4      129.1
  Petroleum Services...............   1,417.2      1,257.9        .4      2,675.5        153.3        2,525.2       96.0
  Merger-related costs.............        --           --        --           --        (50.7)            --         --
                                     --------    ---------    ------    ---------      -------      ---------     ------
                                      4,184.4      1,333.7       1.9      5,520.0        379.4        8,169.5      225.9
                                     --------    ---------    ------    ---------      -------      ---------     ------
Communications
  Communications Solutions.........   1,366.8           --        --      1,366.8        (54.1)         946.4         --
  Network Applications.............     209.6           .6      (3.7)       206.5        (94.6)         295.6         .5
  Network Services.................     145.2         49.7        --        194.9        (26.3)         822.9         --
                                     --------    ---------    ------    ---------      -------      ---------     ------
                                      1,721.6         50.3      (3.7)     1,768.2       (175.0)       2,064.9         .5
Other..............................      47.7         26.4      (9.3)        64.8        (14.5)       6,648.6      291.7
Eliminations.......................        --     (1,410.4)       --     (1,410.4)          --       (5,032.4)        --
                                     --------    ---------    ------    ---------      -------      ---------     ------
        Total......................  $5,953.7    $      --    $(11.1)   $ 5,942.6      $ 189.9      $11,850.6     $518.1
                                     ========    =========    ======    =========      =======      =========     ======
1997
Energy Services
  Energy, Marketing & Trading......  $1,995.8    $   254.6    $ (5.6)   $ 2,244.8      $  53.4      $ 1,688.8     $  1.8
  Exploration & Production.........       3.6        126.5        --        130.1         30.3          367.2         --
  Midstream Gas & Liquids..........     841.4        100.5        --        941.9        270.8        2,650.1       87.5
  Petroleum Services...............   2,192.9        502.7        .4      2,696.0        200.8        1,836.8        9.6
                                     --------    ---------    ------    ---------      -------      ---------     ------
                                      5,033.7        984.3      (5.2)     6,012.8        555.3        6,542.9       98.9
                                     --------    ---------    ------    ---------      -------      ---------     ------
Communications
  Communications Solutions.........   1,206.5           --        --      1,206.5         47.3          869.0         --
  Network Applications.............     216.9          1.1      (2.4)       215.6       (108.7)         329.6        3.8
  Network Services.................      22.0         21.0        --         43.0          3.3          240.1        2.3
                                     --------    ---------    ------    ---------      -------      ---------     ------
                                      1,445.4         22.1      (2.4)     1,465.1        (58.1)       1,438.7        6.1
Other..............................      33.8          4.6      15.0         53.4         12.7        3,497.0      143.7
Eliminations.......................        --     (1,011.0)       --     (1,011.0)          --       (2,344.1)        --
                                     --------    ---------    ------    ---------      -------      ---------     ------
        Total......................  $6,512.9    $      --    $  7.4    $ 6,520.3      $ 509.9      $ 9,134.5     $248.7
                                     ========    =========    ======    =========      =======      =========     ======
1996
Energy Services
  Energy, Marketing & Trading......  $1,584.1    $   389.1    $ (4.8)   $ 1,968.4      $ 138.5      $ 1,544.7     $   .9
  Exploration & Production.........      25.3         57.1        --         82.4          2.8          256.8         --
  Midstream Gas & Liquids..........     696.3         90.3        .1        786.7        294.0        2,401.8       47.4
  Petroleum Services...............   2,091.6        503.4        .2      2,595.2        140.0        1,705.8        4.3
                                     --------    ---------    ------    ---------      -------      ---------     ------
                                      4,397.3      1,039.9      (4.5)     5,432.7        575.3        5,909.1       52.6
                                     --------    ---------    ------    ---------      -------      ---------     ------
Communications
  Communications Solutions.........     568.1           --        --        568.1         14.3          344.6          -
  Network Applications.............     132.1           .4      (1.6)       130.9        (15.1)         148.6        6.6
  Network Services.................      11.1           --        --         11.1          5.8          212.7         --
                                     --------    ---------    ------    ---------      -------      ---------     ------
                                        711.3           .4      (1.6)       710.1          5.0          705.9        6.6
Other..............................      44.4          3.6      10.3         58.3          4.5        2,353.8       59.8
Eliminations.......................        --     (1,043.9)       --     (1,043.9)          --       (1,634.2)        --
                                     --------    ---------    ------    ---------      -------      ---------     ------
        Total......................  $5,153.0    $      --    $  4.2    $ 5,157.2      $ 584.8      $ 7,334.6     $119.0
                                     ========    =========    ======    =========      =======      =========     ======


                                     ADDITIONS
                                     TO LONG-    DEPRECIATION,
                                       LIVED      DEPLETION &
                                      ASSETS     AMORTIZATION
                                     ---------   -------------
                                            (MILLIONS)
1998
Energy Services
  Energy, Marketing & Trading......  $   27.3       $ 30.1
  Exploration & Production.........      58.1         26.0
  Midstream Gas & Liquids..........     336.8        105.1
  Petroleum Services...............     264.2         70.8
  Merger-related costs.............        --           --
                                     --------       ------
                                        686.4        232.0
                                     --------       ------
Communications
  Communications Solutions.........      68.5         36.9
  Network Applications.............      55.3         33.7
  Network Services.................     283.8         13.2
                                     --------       ------
                                        407.6         83.8
Other..............................     189.6         24.9
Eliminations.......................        --           --
                                     --------       ------
        Total......................  $1,283.6       $340.7
                                     ========       ======
1997
Energy Services
  Energy, Marketing & Trading......  $  102.4       $ 20.8
  Exploration & Production.........      63.3         12.6
  Midstream Gas & Liquids..........     194.6         97.1
  Petroleum Services...............     150.5         67.8
                                     --------       ------
                                        510.8        198.3
                                     --------       ------
Communications
  Communications Solutions.........     247.5         29.7
  Network Applications.............      98.9         33.1
  Network Services.................     178.2          4.0
                                     --------       ------
                                        524.6         66.8
Other..............................     179.9         11.0
Eliminations.......................        --           --
                                     --------       ------
        Total......................  $1,215.3       $276.1
                                     ========       ======
1996
Energy Services
  Energy, Marketing & Trading......  $   26.3       $ 16.9
  Exploration & Production.........      30.3         10.5
  Midstream Gas & Liquids..........     236.7         85.8
  Petroleum Services...............     111.0         64.1
                                     --------       ------
                                        404.3        177.3
                                     --------       ------
Communications
  Communications Solutions.........      36.9         16.0
  Network Applications.............     193.0         14.9
  Network Services.................        --           --
                                     --------       ------
                                        229.9         30.9
Other..............................      35.0          9.3
Eliminations.......................        --           --
                                     --------       ------
        Total......................  $  669.2       $217.5
                                     ========       ======

---------------

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenues in 1998.

NOTE 20.  SUBSEQUENT EVENT

     On March 18, 1999, Williams' board of directors approved the merger of Williams Holdings with Williams. Upon completion of the merger, which is expected to be in the second or third quarter of 1999, Williams will assume all liabilities and obligations of Williams Holdings.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows. Certain amounts have been reclassified as described in Note 1 of Notes to Consolidated Financial Statements.

                                                FIRST      SECOND     THIRD      FOURTH
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   --------
                                                              (MILLIONS)
                    1998
  Revenues...................................  $1,503.5   $1,377.4   $1,476.4   $1,585.3
  Costs and operating expenses...............   1,225.2    1,078.7    1,178.0    1,272.7
  Income (loss) before extraordinary loss....      10.5       22.9         .2      (58.2)
  Net income (loss)..........................       5.7       22.9         .2      (58.2)
                    1997
  Revenues...................................  $1,459.0   $1,487.4   $1,691.7   $1,882.2
  Costs and operating expenses...............   1,198.0    1,227.5    1,408.6    1,547.1
  Income before extraordinary loss...........     125.0       96.2       53.4       20.1
  Net income.................................     125.0       96.2       53.4       16.5

     First-quarter, second-quarter, third-quarter, and fourth-quarter 1998 net income (loss) includes approximately $52 million, $9 million, $6 million and $5 million, respectively, of pre-tax merger-related costs (see Note 2). Second-quarter 1998 net income (loss) also includes a pre-tax $15.5 million loss provision for potential refunds to customers (see Note 5). Third-quarter 1998 net income (loss) includes $17 million in pre-tax credit loss accruals for certain retail energy activities. In addition, third-quarter 1998 includes a $23.2 million pre-tax loss related to a venture involved in the technology and transmission of business information for news and educational purposes (see Note
5). Fourth-quarter 1998 net income (loss) includes pre-tax accruals totaling approximately $23 million related to the modification of Williams Holdings' employee benefit program (see Note 5). Fourth-quarter 1998 net income (loss) also includes pre-tax charges of $14 million for asset impairments related to the decision to change the focus of its retail natural gas and electric business (see Note 5). Fourth-quarter 1998 net income (loss) also reflects the impact of the decline in the energy market for Energy Services results and higher than expected commissions expense, an increase in reserves required and higher selling, general and administrative expenses at Communications Solutions.

     First-quarter 1997 net income includes a pre-tax $66 million gain related to the sale of the interest in the West Panhandle field (see Note 5). Second-quarter 1997 net income includes a $44.5 million gain related to the combination of Williams Holdings' and Nortel's customer-premise equipment sales and service business (see Note 2). Fourth-quarter 1997 net income includes pre-tax charges totaling approximately $49.8 million, related to the decision and commitment to a plan to sell the learning content business, and the impairment of several advanced applications projects (see Note 5). Fourth-quarter 1997 net income also includes approximately $10 million in pre-tax costs related to the MAPCO acquisition (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(A) 1 AND 2

                                                               PAGE
                                                               ----
Covered by report of independent auditors:
  Consolidated statement of operations for the three years
     ended December 31, 1998................................   F-20
  Consolidated balance sheet at December 31, 1998 and
     1997...................................................   F-21
  Consolidated statement of stockholder's equity for the
     three years ended December 31, 1998....................   F-22
  Consolidated statement of cash flows for the three years
     ended December 31, 1998................................   F-23
  Notes to consolidated financial statements................   F-24
  Schedule for the three years ended December 31, 1998:
     II -- Valuation and qualifying accounts................   F-52
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................   F-50

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                      WILLIAMS HOLDINGS OF DELAWARE, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(A)

                                                              ADDITIONS
                                                          -----------------
                                                          CHARGED
                                                          TO COSTS
                                              BEGINNING     AND                               ENDING
                                               BALANCE    EXPENSES   OTHER    DEDUCTIONS(B)   BALANCE
                                              ---------   --------   ------   -------------   -------
                                                                    (MILLIONS)
Year ended December 31, 1998:
  Allowance for doubtful accounts --
     Receivables............................    $20.7      $39.8     $   --       $30.7        $29.8
     Other assets...........................      4.6         --         --         4.6           --
  Price-risk management credit reserves.....      7.7        5.3         --          --         13.0
Year ended December 31, 1997:
  Allowance for doubtful accounts --
     Receivables............................     10.5       13.3        7.0(c)      10.1        20.7
     Other assets...........................      4.6         --         --          --          4.6
  Price-risk management credit reserves.....      7.6         .1         --          --          7.7
Year ended December 31, 1996:
  Allowance for doubtful accounts --
     Receivables............................     11.8        5.3        1.4(c)       8.0        10.5
     Other assets...........................      1.6        3.0         --          --          4.6
  Price-risk management credit reserves.....      8.3        (.7)        --          --          7.6

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

     EXHIBIT NO.                  DESCRIPTION

     Exhibit 2 --

     *(a) Agreement and Plan of Merger, dated as of November 23, 1997, and as amended on January 25, 1998, among The Williams Companies, Inc., MAPCO Inc., and TML Acquisition Corp. (filed as Exhibit 2.1 to Williams' Registration Statement on Form S-4 filed January 27, 1998).

     Exhibit 3 --

     *(a) Certificate of Incorporation of Williams Holdings (filed as Exhibit
3.2 to Williams Holdings' Form 10-Q dated October 18, 1995).

     *(b) By-laws of the Company (filed as Exhibit 3.2 to Williams Holdings' Form 10-Q dated October 18, 1995).

     Exhibit 4 --

     *(a) Form of Senior Debt Indenture between Williams Holdings and Citibank, N.A., relating to the 6 1/4% Senior Debentures, due 2006, and Medium-Term Notes (6.40%-6.91%), due 1999-2002 (filed as Exhibit 4.1 to Williams Holdings' Form 10-Q dated October 18, 1995).

     *(b) Second Amended and Restated Credit Agreement dated July 23, 1997, among The Williams Companies, Inc., Williams Holdings, and certain of its subsidiaries, the lenders named therein, and Citibank, N.A., as agent (filed as Exhibit 4(c) to The Williams Companies, Inc.'s Form 10-K for the fiscal year ended December 31, 1997).

     *(c) Amendment dated January 26, 1999, to Second Amended and Restated Credit Agreement dated July 23, 1997, among The Williams Companies, Inc., Williams Holdings, and certain of its subsidiaries, the lenders named therein, and Citibank, N.A., as agent (filed as Exhibit 4(c) to The Williams Companies, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).

     (d) Amended and Restated Credit Agreement dated January 26, 1999, among Williams Holdings, the lenders named therein, and Citibank, N.A., as agent.

     *(e) Indenture dated March 31, 1990, between MAPCO Inc. and Bankers Trust Company, Trustee (filed as Exhibit 4.0 to MAPCO Inc.'s Current Report on Form 8-K dated February 19, 1991).

     (f) First Supplemental Indenture dated March 31, 1998, among MAPCO, Inc., Williams Holdings, and Bankers Trust Company, Trustee, relating to the Medium-Term Notes (7.60%-8.87%), due 1999-2022.

     *(g) Senior Indenture dated February 25, 1997, between MAPCO Inc. and The First National Bank of Chicago, Trustee (filed as Exhibit 4.5.1 to MAPCO Inc.'s Amendment No. 1 to Form S-3 Registration Statement dated February 25, 1997).

     *(h) Supplemental Indenture No. 1 dated March 5, 1997, between MAPCO Inc. and The First National Bank of Chicago (filed as Exhibit 4.(o) to MAPCO Inc.'s Form 10-K for the fiscal year ended December 31, 1997).

     *(i) Supplemental Indenture No. 2 dated March 5, 1997, between MAPCO Inc. and The First National Bank of Chicago (filed as Exhibit 4.(p) to MAPCO Inc.'s Form 10-K for the fiscal year ended December 31, 1997).

     (j) Supplemental Indenture No. 3 dated March 31, 1998, among MAPCO Inc., Williams Holdings, and The First National Bank of Chicago, relating to the
7 1/4% Notes, due 2009, the 7.70% Debentures, due 2027, the 6 1/8% Notes, due 2003, and the 6 1/2% Notes, due 2008.

     Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges.

     Exhibit 23 --

          (a) Consent of Independent Auditors, Ernst & Young LLP.

          (b) Consent of Independent Auditors, Deloitte & Touche LLP.

     Exhibit 24 -- Power of Attorney together with certified resolution.

     Exhibit 27 -- Financial Data Schedule.

     Exhibit 27.1 -- Restated Financial Data Schedule for the quarters ended March 30, June 30, and September 30, 1997.

     Exhibit 27.2 -- Restated Financial Data Schedule for the quarters ended March 30, June 30, and September 30, 1996.

     Exhibit 99 -- Opinion of Independent Auditors, Deloitte & Touche LLP.

     (b) Reports on Form 8-K.

     On November 23, 1998, Williams Holdings filed a report on Form 8-K to report that the Board of Directors of The Williams Companies, Inc. has authorized Williams Communications Group, Inc., a wholly owned subsidiary of Williams Holdings, to sell a minority interest in its business to the public.

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

Dated: March 30, 1999

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

                 /s/ GARY R. BELITZ*                        Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Gary R. Belitz

             /s/ JOHN C. BUMGARNER, JR.*                    Director
-----------------------------------------------------
               John C. Bumgarner, Jr.

               /s/ STEVEN J. MALCOLM*                       Director
-----------------------------------------------------
                  Steven J. Malcolm

                /s/ HOWARD E. JANZEN*                       Director
-----------------------------------------------------
                  Howard E. Janzen

By: /s/ SHAWNA L. GEHRES
-----------------------------------------------------
Shawna L. Gehres
Attorney-in-fact

Dated: March 30, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

            4(d)         -- Amended and Restated Credit Agreement dated January 26,
                            1999, among Williams Holdings, the lenders named therein,
                            and Citibank, N.A., as agent.
            4(f)         -- First Supplemental Indenture dated March 31, 1998, among
                            MAPCO, Inc., Williams Holdings, and Bankers Trust
                            Company, Trustee, relating to the Medium-Term Notes
                            (7.60%-8.87%), due 1999-2022.
            4(j)         -- Supplemental Indenture No. 3 dated March 31, 1998, among
                            MAPCO Inc., Williams Holdings, and The First National
                            Bank of Chicago, relating to the 7 1/4% Notes, due 2009,
                            the 7.70% Debentures, due 2027, the 6 1/8% Notes, due
                            2003, and the 6  1/2% Notes, due 2008.
           12            -- Computation of Ratio of Earnings to Fixed Charges.
           23(a)         -- Consent of Independent Auditors, Ernst & Young LLP.
           23(b)         -- Consent of Independent Auditors, Deloitte & Touche LLP
           24            -- Power of Attorney together with certified resolution.
           27            -- Financial Data Schedule.
         27.1            -- Restated Financial Data Schedule for the quarters ended
                            March 31, June 30, and September 30, 1997.
         27.2            -- Restated Financial Data Schedule for the quarters ended
                            March 30, June 30, and September 30, 1996.
           99            -- Opinion of Independent Auditors, Deloitte & Touche LLP.