Form 10-Q
period 1999-03-31
WILLIAMS HOLDINGS OF DELAWARE INC
filed 1999-05-14
CIK 947779

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)


(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999
                               -------------------------------------------------
                                             OR


( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to__________________________

Commission file number              000-20555
                      ----------------------------------------------------------

                       WILLIAMS HOLDINGS OF DELAWARE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   73-1455707
---------------------------------------  ---------------------------------------
    (State of Incorporation)             (IRS Employer Identification Number)


      ONE WILLIAMS CENTER
        TULSA, OKLAHOMA                                   74172
---------------------------------------  ---------------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number:                        (918) 573-2000
                                         ---------------------------------------

                                    NO CHANGE
-------------------------------------------------------------------------------

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

         The number of shares of the registrant's Common Stock outstanding at May 14, 1999, was 1,000, all of which are owned by The Williams Companies, Inc.

         REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       WILLIAMS HOLDINGS OF DELAWARE, INC.
                                      INDEX

                                                                                     Page
                                                                                     ----
Part I.  Financial Information

     Item 1.  Financial Statements

        Consolidated Statement of Income--Three Months Ended
           March 31, 1999 and 1998                                                      2

        Consolidated Balance Sheet--March 31, 1999 and December 31, 1998                3

        Consolidated Statement of Cash Flows--Three Months Ended
           March 31, 1999 and 1998                                                      4

        Notes to Consolidated Financial Statements                                      5

     Item 2.  Management's Narrative Analysis of the Results of Operations             11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk               15

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                         16

        Exhibit 12--Computation of Ratio of Earnings to Fixed Charges






Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Williams Holdings of Delaware, Inc. believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in the Williams Holdings of Delaware, Inc.'s, 1998 Form 10-K.

                       Williams Holdings of Delaware, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)




                                                                           Three months ended
                                                                               March 31,
                                                                        -----------------------
(Millions)                                                                  1999         1998*
----------                                                              -----------  ----------

Revenues (Notes 10 and 14):
    Energy Services (Note 2)                                            $  1,234.4   $  1,281.7
    Communications                                                           506.0        398.4
    Other                                                                      6.2         13.7
    Intercompany eliminations                                               (229.5)      (190.3)
                                                                        ----------   ----------
      Total revenues                                                       1,517.1      1,503.5
                                                                        ----------   ----------

Segment costs and expenses:
    Costs and operating expenses                                           1,236.8      1,225.2
    Selling, general and administrative expenses                             233.8        173.0
    Other (income) expense--net (Note 3)                                      (4.0)        35.0
                                                                        ----------   ----------
      Total segment costs and expenses                                     1,466.6      1,433.2
                                                                        ----------   ----------
General corporate expenses                                                     9.6         31.8
                                                                        ----------   ----------

Operating income (loss) (Note 14):
    Energy Services (Note 3)                                                 118.5         88.5
    Communications                                                           (51.5)       (21.6)
    Other                                                                    (16.5)         3.4
    General corporate expenses (Note 3)                                       (9.6)       (31.8)
                                                                        ----------   ----------
      Total operating income                                                  40.9         38.5
Interest accrued (Note 10)                                                    (58.9)       (34.3)
Interest capitalized                                                           8.7          7.4
Investing income (Note 10)                                                     17.3         10.5
Minority interest in (income) loss of consolidated subsidiaries                3.0         (2.3)
Other expense--net                                                             (.4)        (2.5)
                                                                        ----------   ----------

Income before income taxes, extraordinary loss and
    change in accounting principle                                            10.6         17.3
Provision for income taxes (Note 4)                                            4.5          6.8
                                                                        ----------   ----------


Income before extraordinary loss and change in accounting principle            6.1         10.5
Extraordinary loss (Note 5)                                                     --         (4.8)
                                                                        ----------   ----------

Income before change in accounting principle                                   6.1          5.7
Change in accounting principle (Note 6)                                       (5.6)          --
                                                                        ----------   ----------

Net income                                                              $       .5   $      5.7
                                                                        ==========   ==========


* Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                             March 31,    December 31,
                                                                               1999          1998
(Dollars in millions, except per-share amounts)                              ----------   ----------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $    157.0   $    109.7
   Receivables:
     Trade                                                                      1,426.0      1,490.8
     Affiliates                                                                    30.8         14.0
   Inventories (Note 7)                                                           426.2        384.2
   Energy trading assets                                                          323.6        354.5
   Deferred income taxes - affiliates                                              89.1         91.8
   Other                                                                          165.9        150.2
                                                                             ----------   ----------
        Total current assets                                                    2,618.6      2,595.2

Due from parent                                                                   740.5      1,066.2
Investments, partially in affiliates                                            2,318.7      1,738.0

Property, plant and equipment, at cost                                          7,819.9      7,405.3
Less accumulated depreciation and depletion                                    (2,024.7)    (1,941.3)
                                                                             ----------   ----------
                                                                                5,795.2      5,464.0

Goodwill and other intangible assets--net                                         635.0        583.6
Non-current energy trading assets                                                 166.4        185.8
Other assets and deferred charges                                                 237.5        217.8
                                                                             ----------   ----------
        Total assets                                                         $ 12,511.9   $ 11,850.6
                                                                             ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Notes payable (Note 8)                                                    $  1,533.8   $  1,052.7
   Accounts payable:
     Trade                                                                        858.7      1,059.3
     Affiliates                                                                   202.8         51.0
   Accrued liabilities                                                            647.1        649.7
   Energy trading liabilities                                                     243.0        290.1
   Long-term debt due within one year (Notes 8 and 9)

     Affiliates                                                                    65.4         65.4
     Other                                                                         42.0         67.0
                                                                             ----------   ----------
        Total current liabilities                                               3,592.8      3,235.2

Long-term debt (Notes 8 and 9)
   Affiliates                                                                   1,100.1        948.4
   Other                                                                        1,738.5      1,968.6
Deferred income taxes - affiliates                                              1,006.5        880.5
Non-current energy trading liabilities                                            186.6        201.5
Other liabilities and deferred income                                             422.2        319.6
Minority interest in consolidated subsidiaries                                    376.9        373.2

Contingent liabilities and commitments (Note 11)

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares authorized and outstanding               --           --
   Capital in excess of par value                                               2,038.1      2,038.1
   Retained earnings                                                            1,550.3      1,568.8
   Accumulated other comprehensive income                                         499.9        316.7
                                                                             ----------   ----------
        Total stockholder's equity                                              4,088.3      3,923.6
                                                                             ----------   ----------
        Total liabilities and stockholder's equity                           $ 12,511.9   $ 11,850.6
                                                                             ==========   ==========


                             See accompanying notes.

                       Williams Holdings of Delaware, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                       Three months ended March 31,
                                                                       ---------------------------
(Millions)                                                                 1999          1998
----------                                                             -----------   ------------
OPERATING ACTIVITIES:
Net income                                                              $       .5   $      5.7
Adjustments to reconcile to cash provided from operations:
    Extraordinary loss                                                          --          4.8
    Change in accounting principle                                             5.6           --
    Depreciation, depletion and amortization                                  94.3         76.7
    Provision for deferred income taxes                                        3.6          9.2
    Minority interest in income (loss) of consolidated subsidiaries           (3.0)         2.3
    Cash provided (used) by changes in assets and liabilities:
      Receivables sold                                                        14.9
      Receivables                                                             24.9        234.5
      Inventories                                                            (24.9)        (4.0)
      Other current assets                                                   (14.8)        10.2
      Accounts payable                                                      (136.4)      (238.8)
      Accrued liabilities                                                     14.8        (52.2)
      Receivables/payables with affiliates                                   134.4         11.7
    Changes in current energy trading assets and liabilities                 (16.0)         (.4)
    Changes in non-current energy trading assets and liabilities               4.2         (2.4)
    Changes in non-current deferred income                                   112.6         (2.2)
    Other, including changes in non-current assets and liabilities            21.5          9.9
                                                                        ----------   ----------
      Net cash provided by operating activities                              236.2         65.0
                                                                        ----------   ----------
FINANCING ACTIVITIES:
    Proceeds from notes payable                                              479.6         49.7
    Payments of notes payable                                                 (2.8)      (197.2)
    Proceeds from long-term debt                                             321.8        197.4
    Payments of long-term debt                                              (577.0)      (364.3)
    Dividends                                                                   --        (13.9)
    Capital contributions                                                       --          8.2
    Changes in advances from affiliates                                      152.1        275.6
    Other--net                                                                 7.9         25.7
                                                                        ----------   ----------
      Net cash provided (used) by financing activities                       381.6        (18.8)
                                                                        ----------   ----------
INVESTING ACTIVITIES:
    Property, plant and equipment:
      Capital expenditures                                                  (324.1)      (299.6)
      Changes in accounts payable and accrued liabilities                    (81.3)          --
    Acquisition of business, net of cash acquired                           (162.9)          --
    Purchase of investments/advances to affiliates                          (326.1)       (14.6)
    Changes in advances to parent company                                    325.7        274.3
    Other--net                                                                (1.8)        (4.1)
                                                                        ----------   ----------
      Net cash used by investing activities                                 (570.5)       (44.0)
                                                                        ----------   ----------
      Increase in cash and cash equivalents                                   47.3          2.2

Cash and cash equivalents at beginning of period                             109.7         96.0
                                                                        ----------   ----------
Cash and cash equivalents at end of period                              $    157.0   $     98.2
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

                       Williams Holdings of Delaware, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       General
--------------------------------------------------------------------------------

         Williams Holdings of Delaware, Inc. (Williams Holdings) is a wholly owned subsidiary of The Williams Companies, Inc. (Williams). The accompanying interim consolidated financial statements of Williams Holdings do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams Holdings' Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors, but include all adjustments, both normal recurring and others, which, in the opinion of Williams Holdings' management, are necessary to present fairly its financial position at March 31, 1999, and its results of operations and cash flows for the three months ended March 31, 1999 and 1998.

2.       Basis of presentation
--------------------------------------------------------------------------------

         In the fourth-quarter 1998, Williams Holdings adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Beginning January 1, 1999, Communications' Network Applications 1998 segment results have been restated to include the results of investments in certain Brazilian and Australian telecommunications projects, which had previously been reported in Other segment revenues and profit (loss). These investments, along with businesses previously reported as Network Applications, and certain cost-basis investments previously reported in Network Services are now collectively managed and reported under the name Strategic Investments.

         Effective April 1, 1998, certain marketing activities were transferred from other Energy Services segments to Energy Marketing & Trading and combined with its energy risk trading operations. As a result, revenues and segment profit amounts prior to April 1, 1998, have been reclassified and reported within Energy Marketing & Trading. The income statement presentation relating to certain of these operations was changed effective April 1, 1998, on a prospective basis, to reflect these revenues net of the related costs to purchase such items. Activity prior to this date is reflected on a "gross" basis in the Consolidated Statement of Income. Concurrent with completing the combination of such activities with the energy risk trading operations of Energy Marketing & Trading, the related contract rights and obligations of certain of these operations are recorded in the Consolidated Balance Sheet at fair value consistent with Energy Marketing & Trading's accounting policy.

         Certain other income statement and segment asset amounts have been reclassified to conform to the current classifications.

3.       Merger-related costs
--------------------------------------------------------------------------------

         In connection with Williams' March 28, 1998, acquisition of MAPCO Inc., Williams Holdings recognized approximately $52 million in merger-related costs comprised primarily of outside professional fees and early retirement and severance costs in the first quarter of 1998. Approximately $36 million of these merger-related costs is included in other (income) expense-net within segment costs and expenses and as a component of Energy Services' segment profit, and $16 million, unrelated to the segments, is included in general corporate expenses.

4.       Provision for income taxes
--------------------------------------------------------------------------------

   The provision for income taxes includes:

                               Three months ended
(Millions)                         March 31,
                           -----------------------
                              1999          1998
                           ----------   ----------
Current:
   Federal                 $       .5   $     (3.5)
   State                           .2           .8
   Foreign                         .2           .3
                           ----------   ----------
                                   .9         (2.4)
Deferred:
   Federal                        2.9          8.8
   State                           .7           .4
                           ----------   ----------
                                  3.6          9.2
                           ----------   ----------
Total provision            $      4.5   $      6.8
                           ==========   ==========

         The effective income tax rate for 1999 and 1998 is greater than the federal statutory rate due primarily to the effects of state income taxes.

5.       Extraordinary loss
--------------------------------------------------------------------------------

         In 1998, Williams Holdings paid $54.4 million to redeem higher interest rate debt for a $4.8 million net loss (net of a $2.6 million benefit for income taxes).

6.       Change in accounting principle
--------------------------------------------------------------------------------

         Effective January 1, 1999, Williams Holdings adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs be expensed as incurred and the expense related to the initial application of this SOP of $5.6 million (net of a $3.6 million benefit for income taxes) is reported as the cumulative effect of a change in accounting principle.

         Additionally, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" which was adopted first-quarter 1999. The effect of initially applying the consensus at January 1, 1999, is immaterial to Williams Holdings' results of operations and financial position.

7.       Inventories
--------------------------------------------------------------------------------

                                               March 31,   December 31,
(Millions)                                        1999        1998
                                               ----------  ----------
Raw materials:
   Crude oil                                   $     56.5  $     43.2
   Other                                              1.7         2.0
                                               ----------  ----------
                                                     58.2        45.2
Finished goods:
   Refined products                                 187.6       104.0
   Natural gas liquids                               17.5        58.6
   General merchandise and
      communications equipment                       99.1        92.8
                                               ----------  ----------
                                                    304.2       255.4
Materials and supplies                               31.7        29.8
Natural gas in underground storage                   21.9        46.1
Other                                                10.2         7.7
                                               ----------  ----------
                                               $    426.2  $    384.2
                                               ==========  ==========


8.       Debt and banking arrangements
--------------------------------------------------------------------------------

NOTES PAYABLE

         During 1999, Williams Holdings increased its commercial paper program to $1.4 billion, backed by a short-term bank-credit facility. At March 31, 1999, $1.4 billion of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

DEBT

         Williams Holdings, Williams Communications Solutions, LLC and Williams Communications Group, Inc. also participate in Williams' $1 billion credit agreement under which the LLC and Williams Communications Group have access to $300 million and $400 million, respectively, and Williams Holdings has access to all unborrowed amounts, subject to borrowings by other affiliated companies, including Williams (parent). At March 31, 1999, the amount available under the agreement was $355 million. Interest rates vary with current market conditions.

                                                  Weighted-
                                                   average
                                                   interest   March 31,   December 31,
(Millions)                                           rate*      1999         1998
                                                  ---------  ----------   ----------

Revolving credit loans                                7.8%   $    315.0   $    550.0
Debentures, 6.25% and 7.7%,
   payable 2006 and 2027                              5.0         351.9        351.9
Notes, 6.013% - 7.6%,
   payable through 2009                               6.6         782.8        802.8
Notes, 8.2% - 9%,
   payable through 2022                               8.7         321.8        322.3
Other, payable through 2005                           8.5           9.0          8.6
                                                             ----------   ----------
                                                                1,780.5      2,035.6
Current portion of long-term debt                                 (42.0)       (67.0)
                                                             ----------   ----------
                                                             $  1,738.5   $  1,968.6
                                                             ==========   ==========

* At March 31, 1999, including the effects of interest-rate swaps.

         In April 1999, Williams Holdings' communications business entered into a $1.4 billion temporary short-term bank-credit facility, guaranteed by Williams. Communications expects to replace this facility with a permanent bank-credit facility in the second quarter of 1999.

9.       Investments
--------------------------------------------------------------------------------

         At December 31, 1998, Williams Holdings had investments in certain Brazilian telecommunication ventures totaling approximately $211 million of which approximately $150 million were preferred stock interests. Effective January 1, 1999, Williams Holdings adopted the provisions of the consensus of Emerging Issues Task Force (EITF) Issue No. 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee." Williams Holdings currently applies the equity method to investments in common stock and certain other investments in which Williams Holdings exercises significant influence. Previously, Williams Holdings also applied the equity method to investments in certain other equity securities of the investee when Williams Holdings also had an investment in the common stock of the investee.

         The impact of the change for the three months ended March 31, 1999, was to increase both income before extraordinary loss and change in accounting principle and net income by approximately $26 million.

10.      Related party transactions
--------------------------------------------------------------------------------

         Williams Holdings and its subsidiaries maintain promissory notes with Williams and other Williams subsidiaries for both advances from and advances to affiliates depending on the cash position of each subsidiary and for certain other business purposes. Interest accrued includes $7.8 million for the three months ended March 31, 1999, from advances from affiliates. Investing income includes $13.5 million and $8.2 million for the three months ended March 31, 1999 and 1998, respectively, from advances to affiliates and investment in Williams (parent) debentures.

         Williams Holdings' subsidiaries have transactions with four of the gas pipelines that comprise Williams Gas Pipeline. Energy Marketing & Trading's revenues include natural gas sales to affiliates of $72.9 million and $90.9 million for the three months ended March 31, 1999 and 1998, respectively. Energy Marketing & Trading also incurred costs and operating expenses, including transportation and certain other costs, from affiliates of $20.8 million and $28.8 million for the three months ended March 31, 1999 and 1998, respectively. These sales and costs are included in Energy Marketing & Trading's revenues consistent with a "net" basis of reporting these activities. Transactions with affiliates are at prices that generally apply to unaffiliated parties.

11.      Contingent liabilities and commitments
--------------------------------------------------------------------------------

Rate and regulatory matters

         Williams Pipe Line (WPL) has various regulatory proceedings pending. On July 15, 1998, WPL received an Order from the Federal Energy Regulatory Commission (FERC) which affirmed an administrative law judge's 1996 initial decision regarding rate-making proceedings for the period September 15, 1990 through May 1, 1992. The FERC has ruled that WPL did not meet its burden of establishing that its transportation rates in its 12 noncompetitive markets were just and reasonable for the period and has ordered refunds. WPL continues to believe it should prevail upon appeal regarding collected rates for that period. However, due to this FERC decision, WPL accrued $15.5 million, including interest, in the second quarter of 1998, for potential refunds to customers for the issues described above. Since May 1, 1992, WPL has collected and recognized as revenues $160 million in noncompetitive markets that are in excess of tariff rates previously approved by the FERC and that are subject to refund with interest. WPL believes that the tariff rates collected in these markets during this period will be justified in accordance with the FERC's cost-basis guidelines and will be making the appropriate filings with the FERC to support this position.

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

         The Midstream Gas & Liquids unit of Energy Services (WES) had recorded an aggregate liability of approximately $10 million, representing the current estimate of future environmental and remediation costs. WES also accrues environmental remediation costs for its petroleum products pipeline, retail petroleum, refining and propane marketing operations primarily related to soil and groundwater contamination. At March 31, 1999, WES and its subsidiaries had reserves, in addition to other reserves listed above, totaling approximately $31 million. WES recognizes receivables related to environmental remediation costs from state funds as a result of laws permitting states to reimburse certain expenses associated with underground storage tank problems and repairs. At March 31, 1999, WES and its subsidiaries had receivables totaling $14 million. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.


Other legal matters

         On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of MAPCO Inc., Seminole Pipeline Company ("Seminole"). MAPCO Inc., as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the above-mentioned subsidiaries of MAPCO Inc. have settled in excess of 1,600 claims in these lawsuits. As of January, 1999, the only lawsuit not fully resolved was the Dallmeyer case which was tried before a jury in Harris County. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO Inc. and its subsidiaries totaled approximately $72 million which included nearly $65 million of punitive damages awarded to the 21 plaintiffs. Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. In February and March 1998, the defendants entered into settlement agreements involving 17 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of approximately $10 million. These settlements have satisfied and reduced the judgment on appeal by approximately $42 million as to the remaining four plaintiffs. The Court of Appeals issued its decision on October 15, 1998, which, while denying all of the plaintiffs' cross-appeal issues, affirmed in part and reversed in part the trial court's judgment. The defendants had entered into settlement agreements with the remaining plaintiffs which, in light of the decision, provided for aggregate payments of approximately $13.6 million, the full amount of which has been previously accrued. The releases from the last remaining plaintiffs were received in February 1999.

         In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly owned subsidiary of Williams Holdings, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On July 20, 1998, the Court of Appeals sitting en banc affirmed the panel's decision. The Supreme Court granted a writ of certiorari in respect of this decision and heard oral arguments on April 19, 1999. Williams Production has entered into an agreement in principle to settle the Tribe's claims against Williams Production.

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

         In 1998, the United States Department of Justice informed Williams Holdings that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams Holdings and certain of its wholly owned subsidiaries including Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado.

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

Other matters

         During 1998, Energy Marketing & Trading entered into a 15 year contract giving Williams Holdings the right to receive fuel conversion and certain other services for purposes of generating electricity. Annual committed payments under this contract range from $140 million to $165 million, resulting in total committed payments of approximately $2.3 billion.

         During the first quarter of 1999, Energy Marketing & Trading entered into a similar contract with a 20 year term. Annual committed payments under this contract, which is scheduled to commence in mid-2001, range from $39 million to $55 million resulting in additional committed payments of approximately $950 million.

12.      Adoption of accounting standards
--------------------------------------------------------------------------------

         The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, effective for fiscal years beginning after June 15, 1999, requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on Williams Holdings' results of operations and financial position has yet to be evaluated.

13. Comprehensive income
--------------------------------------------------------------------------------

   Comprehensive income for the three months ended March 31 is as follows:

                                              Three months ended
(Millions)                                         March 31,
                                            -----------------------
                                               1999         1998
                                            ----------   ----------
Net income                                  $       .5   $      5.7
   Other comprehensive income (loss):
     Unrealized gain on debentures               208.7         93.4
     Unrealized gains on securities              120.6         13.3
     Foreign currency translation
      adjustments                                (22.0)        (2.1)
                                            ----------   ----------
   Other comprehensive income
     before taxes                                307.3        104.6
   Income taxes on other comprehensive
     income                                      124.1         42.5
                                            ----------   ----------
Comprehensive income                        $    183.7   $     67.8
                                            ==========   ==========

14.  Segment disclosures
--------------------------------------------------------------------------------

         Williams Holdings evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings, operating costs and expenses, and depreciation, depletion and amortization. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

         Williams Holdings' reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes investments in various international energy and communications-related ventures, as well as corporate operations.

         The following table reflects the reconciliation of segment profit, per the table on the following page, to operating income as reported in the Consolidated Statement of Income for the three months ended March 31:

(Millions)                                     1999          1998
                                            ----------   ----------
Segment profit                              $     50.5   $     70.3
General corporate expenses                        (9.6)       (31.8)
                                            ----------   ----------
Operating income                            $     40.9   $     38.5
                                            ==========   ==========

         The increase in Strategic Investments' total assets, as noted on the following page, is due primarily to the additional investments in Brazilian telecommunications project and the increase in the carrying value of a marketable equity security.

                                                               Revenues
                                               --------------------------------------------------
                                                                           Equity
                                               External      Inter-        Earnings                   Segment
(Millions)                                     Customers     segment       (Losses)      Total     Profit (Loss)
                                               ----------   ----------    ----------   ----------  -------------
FOR THE THREE MONTHS ENDED MARCH 31, 1999

ENERGY SERVICES
  Energy Marketing & Trading                   $    511.2   $    (39.1)*  $      (.1)  $    472.0   $     40.7
  Exploration & Production                            1.2         26.3            --         27.5          4.7
  Midstream Gas & Liquids                           174.4         26.9          (2.3)       199.0         44.2
  Petroleum Services                                334.4        201.3            .2        535.9         33.0
  Merger-related costs and non-compete
    amortization                                       --           --            --           --         (4.1)
                                               ----------   ----------    ----------   ----------   ----------
                                                  1,021.2        215.4          (2.2)     1,234.4        118.5
                                               ----------   ----------    ----------   ----------   ----------
COMMUNICATIONS
  Communications Solutions                          337.3           --            --        337.3         (8.8)
  Network Services                                   96.9         11.6            --        108.5        (17.2)
  Strategic Investments                              68.1           .2          (8.1)        60.2        (25.5)
                                               ----------   ----------    ----------   ----------   ----------
                                                    502.3         11.8          (8.1)       506.0        (51.5)
                                               ----------   ----------    ----------   ----------   ----------
OTHER                                                20.3          2.3         (16.4)         6.2        (16.5)
ELIMINATIONS                                           --       (229.5)           --       (229.5)          --
                                               ----------   ----------    ----------   ----------   ----------
  TOTAL                                        $  1,543.8   $       --    $    (26.7)  $  1,517.1   $     50.5
                                               ==========   ==========    ==========   ==========   ==========

FOR THE THREE MONTHS ENDED MARCH 31, 1998

ENERGY SERVICES
  Energy Marketing & Trading                   $    404.1   $     76.5    $     (1.1)       479.5   $     15.5
  Exploration & Production                           11.8         28.8            --         40.6         12.3
  Midstream Gas & Liquids                           196.9         18.5           1.5        216.9         63.0
  Petroleum Services                                505.8         38.8            .1        544.7         33.6
  Merger-related costs and non-compete
    amortization                                       --           --            --           --        (35.9)
                                               ----------   ----------    ----------   ----------   ----------
                                                  1,118.6        162.6            .5      1,281.7         88.5
                                               ----------   ----------    ----------   ----------   ----------
COMMUNICATIONS
  Communications Solutions                          327.4           --            --        327.4          3.3
  Network Services                                    9.1         12.1            --         21.2         (7.9)
  Strategic Investments                              51.3           --          (1.5)        49.8        (17.0)
                                               ----------   ----------    ----------   ----------   ----------
                                                    387.8         12.1          (1.5)       398.4        (21.6)
                                               ----------   ----------    ----------   ----------   ----------
OTHER                                                (3.4)        15.6           1.5         13.7          3.4
ELIMINATIONS                                           --        (190.3)          --       (190.3)          --
                                               ----------   ----------    ----------   ----------   ----------
  TOTAL                                        $  1,503.0   $       --    $       .5   $  1,503.5   $     70.3
                                               ==========   ==========    ==========   ==========   ==========


                                                TOTAL ASSETS
                                   -----------------------------------
(Millions)                         March 31, 1999    December 31, 1998
                                   --------------    -----------------
ENERGY SERVICES
  Energy Marketing & Trading       $      2,599.2    $         2,596.8
  Exploration & Production                  451.9                484.1
  Midstream Gas & Liquids                 2,836.2              2,688.4
  Petroleum Services                      2,511.6              2,525.2
                                   --------------    -----------------
                                          8,398.9              8,294.5
                                   --------------    -----------------
COMMUNICATIONS
  Communications Solutions                  944.8                946.4
  Network Services                          780.8                712.9
  Strategic Investments                   1,102.8                638.4
                                   --------------    -----------------
                                          2,828.4              2,297.7
                                   --------------    -----------------
OTHER                                     6,731.7              6,290.8
ELIMINATIONS                             (5,447.1)            (5,032.4)
                                   --------------    -----------------
 TOTAL                             $     12,511.9    $        11,850.6
                                   ==============    =================

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

15.      Williams merger
--------------------------------------------------------------------------------

         On March 18, 1999, Williams' board of directors approved the merger of Williams Holdings with Williams. Upon completion of the merger, which is expected to be in the second or third quarter of 1999, Williams will assume all liabilities and obligations of Williams Holdings.


16.      Subsequent event
--------------------------------------------------------------------------------

         On April 9, 1999, Williams Holdings' communications business filed a registration statement for an initial public equity offering which is expected to yield proceeds of $500 million to $750 million, representing a minority interest in its communications business. During the first quarter of 1999, Williams announced that simultaneously with the public equity offering, SBC Communications plans to acquire up to a 10 percent interest in Williams Holdings' Communications business for an investment up to $500 million. In addition, Communications is expected to issue high-yield public debt of $1.3 billion in 1999. Proceeds will be reinvested in the continued construction of Williams Holdings' national fiber-optic network and other expansion opportunities.


                                     ITEM 2
                     Management's Narrative Analysis of the
                              Results of Operations

--------------------------------------------------------------------------------

Results of Operations

First Quarter 1999 vs. First Quarter 1998

CONSOLIDATED OVERVIEW

         Williams Holdings' revenues increased $14 million, or 1 percent, due primarily to Communications' sales of excess fiber capacity and new business growth on the fiber-optic network, increased revenues from retail natural gas and electric activities following a late 1998 acquisition and higher power services revenues. Partially offsetting these increases were the $84 million effect in 1999 of reporting certain revenues net of costs within Energy Services (see Note 2 of the Notes to the Consolidated Financial Statements) and continued lower petroleum products and natural gas liquids sales prices.

         Segment costs and expenses increased $33 million, or 2 percent, due primarily to higher costs and expenses within Communications, higher costs from retail natural gas and electric activities following a late 1998 acquisition and higher power services costs. Partially offsetting these increases were the $84 million impact in 1999 of reporting certain costs net in revenues within Energy Services (see Note 2), lower purchase prices for petroleum products and the effect in 1998 of Mapco merger-related costs totaling $52 million (including
$16 million within general corporate expenses).

         Operating income increased $2 million, or 6 percent, due primarily to the effect in 1998 of MAPCO merger-related costs totaling $52 million, substantially offset by a $30 million decrease at Communications, reflecting losses from international ventures in initial operations and infrastructure growth and improvement, and a $21 million decrease from International activities, reflecting losses from start-up operations. Income before income taxes, extraordinary loss and change in accounting principle decreased $7 million due primarily to $23 million higher net interest expense reflecting continued expansion and new projects, partially offset by $7 million increase in investing income and a $5 million favorable change in minority interest in income (loss) of consolidated subsidiaries.

ENERGY SERVICES

         ENERGY MARKETING & TRADING'S revenues decreased $7.5 million, or 2 percent, due primarily to the $84 million impact in 1999 of reporting revenues on a net basis for certain natural gas liquids trading operations previously reported on a "gross" basis (see Note 2). Excluding this decrease, revenues increased $77 million due primarily to $68 million higher revenues from retail natural gas and electric activities following the late 1998 acquisition of Volunteer Energy and $53 million higher electric power services revenues from new power activity in southern California, partially offset by a $45 million decrease in revenues associated with crude and refined products marketing and trading. The $45 million decrease from crude and refined products activities reflects $79 million from lower average sales prices from crude and refined products marketing activities, partially offset by $19 million from increased volumes sold and $15 million higher net revenues associated with crude and refined products trading activities.

         Costs and operating expenses decreased $49 million, or 11 percent, due primarily to the $84 million impact in 1999 of reporting revenues on a net basis for certain natural gas liquids trading operations previously reported on a "gross" basis (see Note 2). In addition, costs associated with crude and refined products marketing activities decreased $59 million reflecting lower average product purchase prices, partially offset by increased volumes purchased. Partially offsetting these decreases were $62 million of higher costs following the late 1998 acquisition of Volunteer Energy and $40 million of costs related to new electric power activity in southern California. Selling, general and administrative expenses increased $16 million reflecting growth in electric power services operations, the Volunteer Energy acquisition and higher compensation levels associated with improved operating performance.

         Segment profit increased $25.2 million, to $40.7 million in 1999 from $15.5 million in 1998, due primarily to $8 million higher electric power marketing and trading profits and $12 million higher profits from crude and refined products marketing and trading. In addition, retail propane profits increased $7 million reflecting a 13 percent increase in propane volumes combined with improved per-unit propane margins resulting from favorable weather conditions.

         EXPLORATION & PRODUCTION'S revenues decreased $13.1 million, or 32 percent, due primarily to lower average natural gas sales prices for both company-owned production and sales of volumes from the Williams Coal Seam Gas Royalty Trust and royalty interest owners. In addition, revenues decreased due to a $4 million reduction in deferred income recognized from a 1997 transaction that transferred certain nonoperating economic benefits to a third party, partially offset by a $2 million increase resulting from 13 percent higher company-owned production volumes.

         Segment profit decreased $7.6 million, or 62 percent, due primarily to the $4 million reduction in deferred income recognition, a $5 million unfavorable effect of lower average sales prices for company-owned production and $2 million higher leasehold impairment expense, partially offset by $3 million lower dry hole costs and the 13 percent increase in company-owned production volumes.

         MIDSTREAM GAS & LIQUIDS' revenues decreased $17.9 million, or 8 percent, due primarily to $8 million lower natural gas liquids sales from processing activities, $3 million lower natural gas liquids pipeline transportation revenues resulting from decreased shipments, $4 million lower condensate revenues following processing plant shutdowns during 1999 and $4 million lower equity earnings primarily from the Discovery pipeline project. The lower natural gas liquids sales reflect $14 million from lower average liquids sales prices, partially offset by $6 million from a 14 percent increase in liquids volumes sold.

         Segment profit decreased $18.8 million, or 30 percent, due primarily to $9 million lower per-unit liquids margins, lower pipeline transportation revenues and equity earnings and increased costs and expenses, partially offset by the effect of a $3 million litigation accrual in 1998.

         PETROLEUM SERVICES' revenue decreased $8.8 million, or 2 percent, due primarily to $41 million lower revenues from refining operations and $8 million lower ethanol sales, largely offset by $18 million higher convenience store revenues, $12 million higher revenues from fleet management and mobile computer technology operations and $7 million higher transportation and terminalling revenues. The $41 million decline in refining revenues reflects $65 million from lower average sales prices because of lower crude costs, partially offset by $24 million from a 9 percent increase in refined product volumes sold. The $18 million increase in convenience store sales reflects $25 million from increased gasoline and diesel sales volumes and $11 million higher merchandise sales due to additional stores, partially offset by the $18 million effect of lower average retail gasoline and diesel sales prices.

         Costs and operating expenses decreased $9 million, or 2 percent, due primarily to $43 million lower refinery crude oil purchases, partially offset by $10 million higher costs from the fleet management and mobile computer technology operations, $13 million higher convenience store cost of sales, $8 million higher convenience store operating costs and $4 million higher refinery operating costs. The $43 million lower crude oil purchase costs reflects $62 million from lower average crude oil prices, partially offset by $19 million related to an increase in processed barrels sold. The $13 million higher convenience store cost of sales reflects $23 million from increased gasoline and diesel sales volumes and $6 million of higher merchandise cost of sales, partially offset by $16 million from lower average gasoline and diesel prices.

         Segment profit decreased $.6 million, or 2 percent, due primarily to $5 million lower profits from the refining and retail operations and $6 million higher general and administrative expenses, substantially offset by $6 million higher profits from the transportation and terminalling operations and the recovery of $4 million of environmental expenses previously incurred.

COMMUNICATIONS

         COMMUNICATIONS SOLUTIONS' revenues increased by $9.9 million, or 3 percent, due primarily to $14 million higher new system sales and upgrades, partially offset by $9 million lower customer service orders resulting, in part, from competitive pressures.

         Segment profit decreased $12.1 million, from a $3.3 million segment profit in 1998 to an $8.8 million segment loss in 1999, due primarily to $16 million higher selling, general and administrative expenses including $7 million increased provision for uncollectible trade receivables and higher costs necessary to improve managing and integrating complex business operations and systems.

         NETWORK SERVICES' revenues increased $87.3 million, from $21.2 million in 1998, due primarily to $51 million of revenue in 1999 from the sale of excess dark fiber capacity on the newly constructed digital fiber-optic network and $32 million from business growth.

         Costs and operating expenses increased $90 million, from $18 million in 1998, due primarily to $41 million of construction costs associated with the sale of dark fiber, $29 million higher leased capacity costs associated with providing customer services prior to completion of the new network and $6 million higher operations and maintenance expenses.

         Segment loss increased $9.3 million, from a $7.9 million loss in 1998 to a $17.2 million loss in 1999, due primarily to losses experienced from providing customer services prior to completion of the new network and the cost of expanding the infrastructure in support of the network expansion, partially offset by $10.5 million of profit from selling excess fiber capacity.

         As each phase of the on-going construction of the planned 32,000 mile full-services wholesale communications network goes into service, revenues and costs are expected to increase. During 1998, 9,000 miles of new network were added increasing the network to 19,000 cable miles at December 31, 1998. At March 31, 1999, the network had increased to 20,000 cable miles. The remaining 12,000 miles are planned to come online during the rest of 1999 and 2000. The February 8, 1999, announcement by Williams of a 20-year agreement with SBC Communications, under which Network Services will become the preferred provider of nationwide long-distance voice and data services for SBC Communications, will contribute to the expected network revenue increase in 2000. Additional sales of excess dark fiber capacity along the new network are expected to generate increasing revenues and serve as a funding source for continued infrastructure growth and construction.

         STRATEGIC INVESTMENTS' revenues increased $10.4 million, or 21 percent, due primarily to $15 million of revenue contributed by the August 1998 acquisition of an Australian telecommunications company, partially offset by equity investment losses of $8 million from ATL-Algar Telecom Leste S.A., a Brazilian telecommunications business in initial operations.

         Costs and operating expenses increased $13 million, or 27 percent, and selling, general and administrative expenses increased $6 million, or 30 percent, due primarily to the Australian acquisition.

         Segment loss increased $8.5 million, or 50 percent, due primarily to start-up activities in the Australian and Brazilian telecommunications businesses, partially offset by a $6 million decrease in losses from video transmission services. Management is currently assessing some of its business activities within this segment which may ultimately result in the impairment of or the sale of some of these businesses. Preliminary estimates are that such impairment charges or losses for the activities under review approximate $30 million. No definitive agreements or formal plans have been reached relating to the businesses under review.


OTHER

         OTHER segment loss of $16.5 million in 1999 compares to a segment profit of $3.4 million in 1998, due primarily to $18 million higher international equity investment losses, including $14 million from investing activities in another Brazilian communications company in which Williams has approximately a 5 percent common equity interest. The equity losses result primarily from start-up operations of certain communications ventures within this company.

CONSOLIDATED

         GENERAL CORPORATE EXPENSES decreased $22.2 million, or 70 percent, due primarily to approximately $16 million of MAPCO merger-related costs included in first-quarter 1998 general corporate expenses. An additional $36 million of merger-related costs are included in 1998 as a component of Energy Services' segment profit (see Note 3). Interest accrued increased $24.6 million, or 72 percent, due primarily to higher borrowing levels including the commercial paper program, notes with affiliates, and the issuance of additional public debt. Investing income increased $6.8 million, or 65 percent, due primarily to higher interest income on advances to affiliates and long-term notes receivable. Minority interest in (income) loss of consolidated subsidiaries is $5.3 million favorable as compared to 1998, due primarily to losses experienced by Williams Communications Solutions, LLC which has a 30 percent interest held by minority shareholders.

         The $2.3 million, or 34 percent, decrease in the provision for income taxes is primarily a result of lower pre-tax income. The effective tax rate in 1999 and 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes.

         The $4.8 million 1998 extraordinary loss results from the early extinguishment of debt (see Note 5).

         The $5.6 million 1999 change in accounting principle relates to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (see Note 6).

Year 2000 Compliance

         Williams and its wholly owned subsidiaries, which includes Williams Holdings, initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been substantially completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Renovation/replacement and testing/validation of critical systems is expected to be completed by June 30, 1999, except for replacement of certain critical systems scheduled for completion later in 1999. Some non-critical systems may not be compliant by January 1, 2000.

         Testing and validation activities have begun and will continue throughout the process. Year 2000 test labs are in place and operational. As expected, few problems have been detected during testing for items believed to be compliant. The following table indicates the project status as of March 31, 1999, for traditional information technology and non-traditional areas by business unit. The tested category indicates the percentage that has been fully tested or otherwise validated as compliant. The untested category includes items that are believed to be compliant but which have not yet been validated. The not compliant category includes items which have been identified as not year 2000 compliant.

      Business Unit            Tested         Untested         Not Compliant
      -------------            ------         --------         -------------
Traditional Information
   Technology:
   Energy Services                74%             23%               3%
   Communications                 58              24               18
   Corporate/Other                86              11                3
Non-Traditional
   Information Technology:
   Energy Services                68              28                4
   Communications                 74              20                6
   Corporate/Other                93               7                0

         Williams Holdings initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Williams Holdings has sent approximately 10,500 letters and questionnaires to third parties including customers, vendors and service providers. Williams Holdings is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. As of March 31, 1999, approximately 47 percent of the companies contacted have responded and virtually all of these have indicated that they are already compliant or will be compliant on a timely basis. Where necessary, Williams Holdings will be working with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Williams Holdings.

         Williams Holdings expects to utilize both internal resources and external contractors to complete the year 2000 compliance project. Williams Holdings has a core group of 115 people involved in this enterprise-wide project. This includes 13 individuals responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 102 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be an additional 1,000 employees who are also contributing a portion of their time to the completion of this project. The Communications business unit has contracted with an external contractor at a cost of approximately $3 million to assist in all phases and various areas of the project. Within Energy Services, two external contractors are being utilized at a total cost of approximately $2 million.

         Several previously planned system implementations are scheduled for completion during 1999, which will lessen possible year 2000 impacts. For example, a new year 2000 compliant payroll/human resources system was implemented January 1, 1999. It replaced multiple human resources administration and payroll processing systems previously in place. The Communications business unit has a major service information management system implementation and other system implementations currently in process necessary to integrate the operations of its many components acquired in past acquisitions. These systems are coming online in stages and will address the year 2000 compliance issues in certain areas. Within the Energy Services business unit, major applications had been replaced or were being replaced by MAPCO prior to its acquisition by Williams Holdings. Those applications have been incorporated into the enterprise-wide project and remaining system replacements are proceeding on schedule. In addition, the Petroleum Services business unit of Energy Services is replacing its ATLAS and revenue billing systems. The planned implementation date for this has been delayed from the summer of 1999, to October 1, 1999. In situations where planned system implementations will not be in service timely or are delayed past an implementation date of September 1, 1999, alternative steps are being taken to make existing systems compliant.

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

         Initial contingency planning began during 1998. Significant focus on that phase of the project is taking place in 1999. Guidelines for that process were issued in January 1999. Contingency plans are being developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays.

Communications has engaged an outside consultant to assist in this process. These plans are expected to be defined by August 31, 1999, and implemented where appropriate. Because of the delay in the implementation date of the new ATLAS and revenue billing systems at Petroleum Services to October 1, 1999, the contingency plan for those systems has been implemented. That plan includes the modification and testing of the existing ATLAS and revenue billing systems by September 1, 1999 to ensure that a compliant system is in place in case the new systems' implementation date is delayed further.

         Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Williams Holdings currently estimates the total cost of the enterprise-wide project, including any accelerated system replacements, to be approximately $36 million. This $36 million has been or is expected to be spent as follows:

o Prior to 1998 and during the first quarter of 1998, Williams Holdings was conducting the project awareness and inventory/assessment phases of the project and incurred costs totaling $2 million.

o During the second quarter of 1998, $2 million was spent on the renovation/replacement and testing/validation phases and completion of the inventory/assessment phase.

o The third and fourth quarters of 1998 focused on the renovation/replacement and testing/validation phases, and $7 million was incurred.

o During the first-quarter 1999, renovation/replacement and testing/validation continued, contingency planning began and $7 million was incurred.

o During the second quarter of 1999, the primary focus is expected to shift to testing/validation and contingency planning, and $10 million is expected to be spent.

o The third and fourth quarters of 1999 will focus mainly on contingency planning and final testing with $8 million expected to be spent.

         Of the $18 million incurred to date, approximately $16 million has been expensed, and approximately $2 million has been capitalized. Of the $18 million of future costs necessary to complete the project within the schedule described, approximately $15 million will be expensed and the remainder capitalized. This estimate does not include Williams Holdings' potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

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

                                     ITEM 3.

         Quantitative and Qualitative Disclosures About Market Risk


         At March 31, 1999, Williams Holdings has preferred stock interests in certain South American ventures totaling approximately $367 million for which the fair value of these investments is deemed to approximate the carrying value. Williams Holdings' financial results could be affected if these investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the local economic conditions. These ventures are in a country that has experienced significant devaluation and volatility. The ultimate duration and severity of the conditions in this country remain uncertain as does the long-term impact on Williams Holdings' interest in these ventures.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  The exhibits listed below are filed as part of this report:

                 Exhibit 12 --Computation of Ratio of Earnings to Fixed Charges
                 Exhibit 27.1--Financial Data Schedule

         (b) During the first quarter of 1999, Williams Holdings filed a Form 8-K on March 24, 1999, which reported a significant event under
              Item 5 of the Form.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WILLIAMS HOLDINGS OF DELAWARE, INC.
                                  ---------------------------------------------
                                  (Registrant)


                                  /s/ GARY R. BELITZ
                                  ---------------------------------------------

                                  Gary R. Belitz
                                  Controller
                                  (Duly Authorized Officer and
                                     Principal Accounting Officer)



May 14, 1999

                                INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------
12            Computation of Ratio of Earnings to Fixed Charges

27.1          Financial Data Schedule